Form 10QSB
period 1998-09-30
RICEX CO
filed 1998-11-16
CIK 1061881

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1998

                         Commission file number 0-24285

                                THE RICEX COMPANY

                                                68-0412200
Incorporated in Delaware              IRS Employer Identification No.

               1241 Hawk's Flight Court, El Dorado Hills, CA 95762
                    Registrant's Telephone No. (916) 933-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No
                                        ---         ---

Number of shares of common stock outstanding as of November 12, 1998: 19,805,500

                                The RiceX Company

               Form 10-Q for the Quarter Ended September 30, 1998

                                      Index

Part I.  Financial Information

Item 1.  Financial Statements                                           PAGE
                                                                        ----
         a)  Balance Sheets at September 30, 1998 and
             December 31, 1997                                            3
         b)  Statements of Operations for the quarter and
             nine month periods ended September 30, 1998
             and 1997                                                     4
         c)  Statements of Cash Flow for the quarter and
             nine month periods ended September 30, 1998
             and 1997                                                     5
         d)  Notes to financial statements                              6 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8 - 13

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibit 27, Financial data schedule

         b) The Company filed a Form 8-K on September 10, 1998 reporting an event under Item 9 of Form 8-K.

Signatures                                                                14

                                THE RICEX COMPANY

                                 BALANCE SHEETS


                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                         1998                 1997
                                                                  (UNAUDITED)            (AUDITED)
                                                              ----------------    -----------------
                             Assets
Current assets:
     Cash and cash equivalents                                $       934,336     $        863,127
     Trade accounts receivable                                        364,823              578,613
     Inventories                                                      780,363              526,977
     Deposits and other current assets                                 69,272               11,652
                                                              ----------------    -----------------
         Total current assets                                       2,148,794            1,980,369

Property and equipment, net                                         3,899,566            4,449,813
Note receivable                                                        68,565              245,908
Deferred debt issuance costs                                           50,297              135,909
Patents and trademarks                                                163,905               45,665
                                                              ----------------    -----------------
                                                              $     6,331,127     $      6,857,664
                                                              ----------------    -----------------
                                                              ----------------    -----------------
         Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
     Current portion of long-term debt                        $     1,299,821     $      1,252,570
     Accounts payable and accrued liabilities                       1,453,032            1,206,165
                                                              ----------------    -----------------
         Total current liabilities                                  2,752,853            2,458,735

Long-term debt, net of current portion                              6,622,211            6,552,818
                                                              ----------------    -----------------
         Total liabilities                                          9,375,064            9,011,553
                                                              ----------------    -----------------
Redeemable common stock, par value $.001 per
     share, 310,000 shares outstanding redeemable
     at $5.00 per share in November 1998                            1,550,000            1,550,000
                                                              ----------------    -----------------
Shareholders' equity (deficit):
     Common stock, par value $.001 per share,
         50,000,000 shares authorized, 19,495,500
         and 20,215,500 issued and outstanding at
         September 30, 1998 and December 31, 1997                      19,495               20,215
     Additional paid-in capital                                    15,269,588           17,713,049
     Accumulated deficit                                          (18,744,473)         (15,469,373)
     Unearned stock option compensation                            (1,138,547)          (1,967,780)
     Notes receivable from shareholders                                    --           (4,000,000)
                                                              ----------------    -----------------
         Total shareholders' equity (deficit)                      (4,593,937)          (3,703,889)

Commitments
                                                              ----------------    -----------------
                                                              $     6,331,127     $      6,857,664
                                                              ----------------    -----------------
                                                              ----------------    -----------------

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                            STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                         QUARTER ENDED                           NINE MONTHS ENDED
                                             ------------------------------------    ------------------------------------
                                               SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                        1998                1997                1998                1997
                                             ----------------    ----------------    ----------------    ----------------
Revenue:
     Sales                                   $       613,125     $       715,430     $     2,025,435     $     2,237,629
     Royalties and other                              81,842             126,212             207,100             333,543
                                             ----------------    ----------------    ----------------    ----------------
                                                     694,967             841,642           2,232,535           2,571,172
Cost of sales                                        499,362             617,765           1,554,825           1,703,550
                                             ----------------    ----------------    ----------------    ----------------
                                                     195,605             223,877             677,710             867,622

Research and development expenses                    202,854             157,830             768,288             443,345
Selling, general and administrative
     expenses                                        668,684             662,658           1,781,150           1,457,243
Stock option compensation to
     employees                                       275,591             902,737             829,233           1,726,281
Shareholder loan costs and
     related rescission                             (318,931)             73,600            (171,733)             98,133
Professional fees                                    229,595             672,769             424,691           1,214,294
                                             ----------------    ----------------    ----------------    ----------------

Loss from operations                                (862,188)         (2,245,717)         (2,953,919)         (4,071,674)

Other income (expense):
     Interest and other income                         1,753              31,721              10,183              73,983
     Interest expense                               (112,591)           (106,608)           (330,764)           (422,217)
     Beneficial conversion feature and
         option issued in connection
         with debt                                        --                  --                  --          (1,325,000)
                                             ----------------    ----------------    ----------------    ----------------

Loss before provision for income taxes              (973,026)         (2,320,604)         (3,274,500)         (5,744,908)
Provision for income taxes                              (200)               (200)               (600)               (600)
                                             ----------------    ----------------    ----------------    ----------------

Net loss                                     $      (973,226)    $    (2,320,804)    $    (3,275,100)    $    (5,745,508)
                                             ----------------    ----------------    ----------------    ----------------
                                             ----------------    ----------------    ----------------    ----------------
Basic earnings per share:
     Net loss per share                      $         (0.05)    $         (0.11)    $         (0.16)    $         (0.30)
                                             ----------------    ----------------    ----------------    ----------------
                                             ----------------    ----------------    ----------------    ----------------
Weighted-average shares outstanding               20,494,236          20,437,883          20,515,079          19,178,421
                                             ----------------    ----------------    ----------------    ----------------
                                             ----------------    ----------------    ----------------    ----------------

   The accompanying notes are an integral part of these financial statements

                             STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                              QUARTER ENDED                        NINE MONTHS ENDED
                                                     ----------------------------------   ----------------------------------
                                                      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               1998               1997               1998               1997
                                                     ---------------   ----------------   ----------------   ---------------
Cash flows from operating activities:
     Net loss                                        $    (973,226)    $   (2,320,804)    $   (3,275,100)    $   (5,745,508)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation and amortization                      178,663            130,125            536,096            390,375
        Shares, warrants and options issued
          for compensation and services                    276,411          1,418,982            830,053          2,242,526
        Accretion of debt discounts                         59,092             66,828            177,274            174,698
     Beneficial conversion feature                              --                 --                 --          1,325,000
     Net change in operating assets
        and liabilities:
        Trade accounts receivable                          (28,247)           (35,765)           213,790           (288,030)
        Inventories                                       (169,564)           (94,626)          (253,389)          (318,643)
        Deposits and other current assets                   86,065            (28,112)           (57,620)            29,547
        Deferred debt issuance costs                        29,891             17,728             85,614            195,074
        Accounts payable and accrued
          liabilities                                     (260,549)            33,520            246,867            189,393
                                                     ---------------   ----------------   ----------------   ---------------
          Net cash used in operating activities           (801,464)          (812,124)        (1,496,415)        (1,805,568)
Cash flows from investing activities:
     Purchases of property and equipment, net               44,678           (175,634)            (8,751)          (570,641)
     Payments for trademarks and patents                        --            (45,665)                --           (345,665)
     Collection on note receivable                          27,299              8,592             82,003             34,592
                                                     ---------------   ----------------   ----------------   ---------------
          Net cash used in investing activities             71,977           (212,707)            73,252           (881,714)
Cash flows from financing activities:
     Proceeds from issuance of common stock              1,555,000              7,050          1,555,000             57,050
     Proceeds from issuance of long-term debt                   --            500,000                 --          2,500,000
     Principal payments on long-term debt                   (5,025)            (4,443)           (30,576)           (22,533)
     Payments of long-term debt to shareholders                 --            (39,000)           (30,052)           (62,000)
                                                     ---------------   ----------------   ----------------   ---------------
          Net cash (used in) provided by
             financing activities                        1,549,975            463,607          1,494,372          2,472,517
Net increase (decrease) in cash and
     cash equivalents                                      820,488           (561,224)            71,209           (214,765)
Cash and cash equivalents, beginning of period             113,848          2,334,759            863,127          1,988,300
                                                     ---------------   ----------------   ----------------   ---------------
Cash and cash equivalents, end of period             $     934,336     $    1,773,535     $      934,336     $    1,773,535
                                                     ---------------   ----------------   ----------------   ---------------
                                                     ---------------   ----------------   ----------------   ---------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                The RiceX Company

                          Notes to Financial Statements

1.       Description of Business and Significant Accounting Policies

         The RiceX Company (the Company or RiceX) is an agribusiness food technology company, which has developed a proprietary process to stabilize rice bran. The Company is headquartered in El Dorado Hills, California and has stabilization equipment located at two rice mills in Northern California. The Company purchases raw rice bran from these mills and mill employees, under Company supervision, operate the Company equipment to stabilize rice bran. The Company pays a processing fee to the mills for this service. Under an agreement with one of the mills, that mill may use the Company's equipment to stabilize rice bran for its customers and the mill pays a royalty fee to the Company.

         The Company has a wholly-owned subsidiary, Food Extrusion Montana, Inc. (FoodEx Montana). FoodEx Montana is engaged in the business of custom manufacturing grain-based products for food ingredient companies at its production facility in Dillon, Montana. The facility has specialized processing equipment and techniques for the treatment of grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. The soluble form of the Company's rice bran products is produced at the Montana facility.

         There have been no changes in the Company's significant accounting policies as set forth in the Company's audited financial statements for the year ended December 31, 1997, which were included in the Company's Form 10-SB. These unaudited financial statements as of September 30, 1998 for the three and nine month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

2.       Inventories

         Inventories are stated at the lower of cost or market determined on first-in, first-out (FIFO) basis. At September 30, 1998, inventories consisted of $606,004 in finished goods and $174,359 in packaging supplies. At December 31, 1997, inventories consisted of $341,607 in finished goods and $185,370 in packaging supplies.

3.       Long-term Debt

Long-term debt is comprised of the following:


                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1998              1997
                                                  (UNAUDITED)       (AUDITED)
                                                 -------------     ------------
Notes payable to related parties:
   Note payable to shareholder, face
     amount of $1,750,000 secured by
     certain equipment, stated interest
     rate of 5%, imputed interest rate
     of 13%, due November 1999                   $1,618,534          $1,534,187
   Notes payable to shareholders,
     unsecured, non-interest bearing,
     to be repaid at the discretion
     of the Company                                      --              30,086
Notes payable other:
   Note payable secured by six rice
     extruders, non-interest bearing
     due October 1999                             5,000,000           5,000,000
   Notes payable, secured by equip-
     ment at FoodEx, Montana, non-
     interest bearing, imputed interest
     rate of 13%, due November 1998               1,278,834           1,186,008
   Other notes payable                               24,664              55,107
                                                 ----------          ----------
                                                  7,922,032           7,805,388
Less current portion                              1,299,821           1,252,570
                                                 ----------          ----------
                                                 $6,622,211          $6,552,818
                                                 ----------          ----------
                                                 ----------          ----------

4.       Shareholders' Equity (Deficit)

         On September 10, 1998, the Company issued and sold 1,000,000 shares of its common stock to a Swiss corporation for $1,500,000. The shares were issued without registration under the Securities Act in reliance upon Regulation S of the Act. Net proceeds to the Company after fees, commissions and other expenses were $1,275,000. Also in connection with the transaction, the investor and an investment advisor received warrants to purchase up to 1,000,000 and 75,000 shares, respectively of the Company's common stock. The warrants are exercisable at an exercise price of $1.50 per share during the first year from the date of issuance and at an exercise price of $1.8125 per share thereafter, subject to adjustment in certain events. The warrants expire two years from the date of issuance.

         On September 10, 1998, the Company and an executive officer rescinded a $4,000,000 note receivable from the executive officer and the associated purchase of 2,000,000 shares of the Company's common stock. The executive officer had acquired the shares through the exercise of a stock option, which was reinstated in connection with the rescission of the note receivable. The note receivable had been outstanding since May 1997 and bore interest at 8% per year. The Company had agreed to reimburse the executive officer for the interest on the note plus the income tax effect of the interest. The interest income and the associated accruals for the reimbursements were reversed in connection with the rescission.

5.       Net Loss per Share

         Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during all periods presented. Options and warrants are excluded from the basic net loss per share calculation because they are currently anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's financial condition and results of operations includes certain forward-looking statements. When used in this report, the words "expects," "intends," "believes," "plans" and "anticipates and other terms are intended to identify forward-looking statements that relate to the Company's future performance. Such statements involve risks and uncertainties and the Company's actual results may differ materially from the results described here. Factors that might cause such a difference include, but are not limited to, those discussed in the "Factors Affecting Operating Results" section of the Company's Form 10-SB.

Quarters ended September 30, 1998 and 1997

         Revenue for the quarter ended September 30, 1998 was $694,967, a $146,675, or 17% decline from the prior year when revenue totaled $841,642. Product sales, which constituted 88% of total revenue were down $102,305, or 14% from the year earlier period. Royalties and other sales constituted 12% of total revenue for the quarter and showed a decline of $44,370, or 35% due to a drop in custom food processing sales at the Company's FoodEx Montana facility. The decline in product sales is attributable to a $223,000 decline in sales to the Company's largest customer. This decline was partially offset by an increase of $120,695, or 24% in sales to other existing and new customers.

         The gross margin was 28% for the quarter ended September 30, 1998 compared to 31% for the same period a year ago. Gross margins on the Company's various products vary widely and the gross margin is impacted from period to period by sales mix and utilization of production capacity. There were more sales of Ricelin, the product with the highest gross margin last year than this year. The Company expects that gross margins will improve as sales volumes increase.

         Research and development expenditures increased from $157,830 for the quarter ended September 30, 1997 to $202,854 for the current quarter. The increase relates primarily to new product development costs, particularly rice bran oil and Max `E', a variation on stabilized rice bran.

         Selling, general and administrative expenses were $668,684 for the quarter ended September 30, 1998 and $662,658 for the year earlier period.

         Stock option compensation expense is a non-cash charge relating to the one-time issuance in 1997 of favorably priced stock options to employees and directors to attract these executives to the Company. The charge represents the difference between the exercise price and the trading value on the date of grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three year, except for the directors' grants, which vested immediately.

         Shareholder loan costs and related rescission relates to the rescission in September 1998 of a $4,000,000 note receivable from an executive officer and the associated purchase of 2,000,000 shares of the Company's common stock. The executive officer had acquired the shares through the exercise of a stock option, which was reinstated in connection with the rescission of the note receivable. The note receivable had been outstanding since May 1997 and bore interest at 8% per year. The Company had agreed to reimburse the executive officer for the interest on the note plus the income tax effect of the interest. The interest income and the associated accruals for the reimbursements were reversed in connection with the rescission in the quarter ended September 30, 1998 for a net credit to income of $318,931. In the quarter ended September 30, 1997 there was a net charge of $73,600 relating to the loan and related costs.

         Professional fees declined to $229,595 for the quarter ended September 30, 1998 from $672,769 for the prior year's quarter. The prior year amounts include expenditures for litigation that was successfully concluded in the third quarter of 1997.

         The Company's net loss for the quarter ended September 30, 1998 totaled $973,226, or $.05 per share, compared to $2,320,804, or $.11 per share a year ago. As discussed above, this decline in loss was primarily due to the decline in stock option charges and professional fees and the reversal of costs associated with a shareholder loan that was rescinded during the quarter.

Nine months ended September 30, 1998 and 1997

         Revenue for the nine months ended September 30, 1998 totaled $2,232,535, down $338,637, or 13% from a year ago when revenue was $2,571,172.
Product sales, which constituted 91% of total revenue for the period were down $212,194, or 9% from the year before. Royalties and other sales constituted 9% of total revenue for the period and showed a decline of $126,443, or 38% due to a drop in custom food processing sales at the Company's FoodEx Montana facility. The decline in product sales is attributable to a $665,000 decline in sales to the Company's largest customer. This decline was partially offset by an increase of $326,363, or 29% in sales to other existing and new customers.

         The gross margin was 30% for the nine months ended September 30, 1998 compared to 34% a year ago. Gross margins on the Company's various products vary widely and the gross margin is impacted from period to period by sales mix and utilization of production capacity. There were more sales of Ricelin, the product with the highest gross margin last year than this year. The Company expects that gross margins will improve as sales volumes increase.

         Research and development expenditures increased from $443,345 for the nine months ended September 30, 1997 to $768,288 for the current nine months. The increase resulted from the addition of a Vice President of Science and Technology in the third quarter of 1997 to accelerate the Company's research and product development efforts and the associated costs of those efforts.

         Selling, general and administrative expenses were $1,781,150 for the nine months ended September 30, 1998 compared to $1,457,243 for the year earlier period. The increase in these costs relates to the expansion of the company's infrastructure, including the addition of executive management and outside directors to oversee the raising of additional capital, registration of the Company with the Securities and Exchange Commission, negotiation of strategic alliances, and the development of foreign market opportunities.

         Stock option compensation expense is discussed above.

         Shareholder loan costs and related rescission is discussed above. The interest income and the associated accruals for the reimbursements were reversed in connection with the rescission in September 1998 resulting in a net credit to income of $171,733 for the nine months ended September 30, 1998. In the nine month period ended September 30, 1997 there was a net charge of $98,133 relating to the loan and related costs.

         Professional fees declined to $424,691 for the nine months ended September 30, 1998 from $1,214,294 for the prior year. The prior year amounts include the costs of consultants and expenditures for litigation that was successfully concluded in the third quarter of 1997.

         Interest expense declined to $330,762 for the nine months ended September 30, 1998 from $422,217 a year ago. The 1997 amount includes the write-off of costs associated with the restructuring of a note. The 1997 period also included a $1,325,000 non-cash charge relating to a conversion feature granted to the lender in connection with restructuring.

         The Company's net loss for the nine months ended September 30, 1998 was $3,275,100, or $.16 per share, compared to $5,745,508, or $.30 per share a year ago. As discussed above, this decline in loss was primarily due to the decline in stock option charges, beneficial conversion feature and professional fees, and the reversal of costs associated with a shareholder loan that was rescinded in September 1998.

Liquidity and Capital Resources

         As of the date of this Form 10-QSB, the Company has yet to generate positive cash flow from its own operations due to the developmental nature of such operations, substantial ongoing investment in research and development efforts, and expenditures to build the appropriate infrastructure to support its expected growth. Consequently, the Company has been substantially dependent on private placements of its equity securities and debt financing to fund its cash requirements.

         The Company's most recent private placement was closed in September 1998 and involved the issuance of 1,000,000 shares of common stock for proceeds of $1,500,000 ($1,275,000 after fees, commissions and expenses). In connection with the private placement, the Company issued warrants to purchase up to 1,000,000 shares and 75,000 shares of the Company's common stock to the investor and an investment advisor, respectively. The warrants are exercisable at $1.50 per share for the first year after issuance and $1.8125 per share thereafter, subject to adjustment in certain events. The warrants expire two years after issuance if not exercised. As of the date hereof, no shares of common stock have been issued as a result of the exercise of these warrants.

         In connection with the September 1998 private placement, the Company has granted the investor certain registration rights and has agreed to adjust the number of shares received by the investor in the event that additional common stock is issued within two years of the private placement at less than $1.50 per share.

         Prior to the September 1998 private placement, the Company's most recent private placement was closed in May 1996, resulting in the issuance of an aggregate of 1,400,000 shares of common stock for net proceeds of approximately $1,000,000. In connection with the private placement, the Company issued warrants to purchase an aggregate of 600,000 shares of common stock. The warrants expire in February 1999 and are exercisable at $4.00 per share. As of the date hereof, no shares of common stock have been issued as a results of the exercise of these warrants.

         During the first quarter of 1996, the Company received a loan of $1,750,000 from Dominion Resources, Inc. bearing an interest rate of 5% per year with principal and interest payable in full in November 1999. The loan is secured by equipment. As additional consideration for the loan, the Company issued the lender 578,000 shares of its common stock.

         During the fourth quarter of 1996, the Company received a loan commitment in the amount of $5,000,000 from Monsanto Company (Monsanto) pursuant to a convertible, non-interest bearing promissory note. The note has been fully advanced as of September 30, 1998. The Monsanto note matures in November 1999. Monsanto has the right to convert the unpaid principal amount into shares of the Company's common stock. As of the date hereof, Monsanto has advised the Company that it intends to exercise its conversion right in full upon the close of an offering of the Company's equity securities meeting certain criteria. Terms and condition of the conversion are subject to negotiation. Had Monsanto exercised its conversion right prior to September 30, 1998, long-term liabilities shown on the Company's September 30, 1998 balance sheet would have been reduced by $5,000,000, and shareholders' equity (deficit) would have been increased by the same amount.

         Effective January 1997, the Company formed its wholly-owned subsidiary, FoodEx Montana and acquired the assets that comprise its Dillon, Montana production facility in exchange for 310,000 shares of the Company's common stock and the assumption of certain liabilities totaling $1,320,000. The seller has the option to sell the common shares back to the Company at a price of $5.00 per share in November 1998. The shares have been reflected in the Company's balance sheet as redeemable common stock. As of the date hereof, the sellers have notified the Company of their intent to put their stock back to the Company. In addition, the unpaid balance of the liabilities assumed in connection with the acquisition are due in full on November 30, 1998.

         As of September 30, 1998, the Company's cash reserves total $934,336 and total current assets were $2,148,794. The Company is not currently operating at a break-even level in terms of both cash flow and profitability. For the remainder of 1998 and into 1999, the Company expects to continue to generate operating losses and will incur additional costs for research and development, including clinical studies, and professional and legal fees for patent and trademark applications. The Company will require additional debt financing or capital to fund its operating losses. It also expects to continue to expand its sales and marketing efforts to generate revenue. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet expansion requirements.

         The Company's long-term debt as of September 30, 1998 was $7,922,032. Of this amount, approximately $1,280,000 relating to the acquisition of the FoodEx Montana facility is due November 30, 1998. In addition, the owners of the 310,000 shares of common stock issued in connection with the acquisition have notified the Company of their intent to put the stock back to the Company at $5.00 per share. The stock put is payable on November 20, 1998. The Company will need new debt financing, additional capital, or the ability to extend the repayment period in order to meet the FoodEx Montana obligations.

         The Company is taking steps to raise additional equity capital. However, there can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners, or from other sources will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, manufacturing operations, clinical studies and regulatory activities, and potentially to seek bankruptcy protection from its creditors or to cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           a)   Exhibit 27, Financial data schedule

           b) The Company filed a Form 8-K on September 10, 1998 reporting an event under Item 9 of Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             THE RICEX COMPANY


Date:    November 13, 1998                  /s/ Allen J. Simon
                                            ------------------------
                                            Chief Executive Officer


                                            /s/ Karen D. Berriman
                                            ------------------------
                                            Vice President and Chief
                                            Financial Officer