Form 10KSB
period 1998-12-31
RICEX CO
filed 1999-04-15
CIK 1061881

                                   FORM 10-KSB
----------------------------------------------------------------------------
----------------------------------------------------------------------------
                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)
[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to ____________

                         Commission file number: 0-24285

                                THE RICEX COMPANY
                 (Name of Small Business Issuer in its Charter)

                DELAWARE                               68-0412200
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
   Incorporation or Organization No.)

1241 Hawk's Flight Court, El Dorado Hills,  CA           95762
----------------------------------------------           -----
  (Address of Principal Executive Offices)             (Zip Code)

                    Issuer's telephone number (916) 933-3000

Securities registered under Section 12(b) of the Exchange Act:           NONE

Title of each class:  None     Name of each exchange on which registered:  None

Securities registered under Section 12(g)        Common Stock, $.001 par value
         of the Exchange Act:                    -----------------------------
                                                         (Title of Class)

Check whether the issuer: (1) filed all reports to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:          $2,950,336

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 1, 1999, the aggregate market value of the company's common stock held by non-affiliates was $9,627,016.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 1, 1999, 22,027,997 shares of common stock were outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes ___  NO _X__

                                   FORM 10-KSB
----------------------------------------------------------------------------
----------------------------------------------------------------------------
                                      INDEX

PART I

Item 1.           Description of Business

Item 2.           Description of Property

Item 3.           Legal Proceedings

Item 4.           Submission of Matters to a Vote of Security Holders


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Item 6.           Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 7.           Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Item 10.          Executive Compensation

Item 11.          Security Ownership of Certain Beneficial Owners and Management

Item 12.          Certain Relationships and Related Transactions

Item 13.          Exhibits, List and Reports on Form 8-K

Signatures

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                                     PART I


Item 1.  DESCRIPTION OF THE BUSINESS

OVERVIEW

The RiceX Company, a Delaware corporation (the "Company" or "RiceX Company") is and since its formation in 1989 has been engaged in extensive research and development efforts that resulted in the development of a process (the "RiceX Process") that stabilizes rice bran, the outer portion of the rice kernel. Rice bran contains over 60% of the nutritional value of rice, but without stabilization the nutritional value of the rice bran is lost shortly after the rice milling process due to lipase-induced rancidity. Consequently, a rich nutrient resource must either be thrown away or disposed of as low value animal feed. The RiceX Process stabilizes the rice bran and gives it a shelf life of at least one-year. While other competing processes have been able to stabilize rice bran for a limited time, the RiceX Process preserves more of the higher value nutritional and antioxidant compounds found in rice bran for a significantly longer time. The RiceX Process has enabled the Company to develop a variety of nutritional food products, including its primary product RiceX-TM- Stabilized Rice Bran ("RiceX"). The Company's customers include consumer nutrition and healthcare companies, domestic and international food companies, and campanion animal feed producers. The Company has formed alliances, or has entered into negotiations to form a number of strategic alliances, for the development and/or distribution of its products, including agreements with Monsanto Company, The Kellogg Company, DuCoa, L.P., the Nutrilite Division of Amway Corporation and SunJoy Enterprises.

The Company, through its subsidiary, Food Extrusion Montana, Inc. ("FoodEx MT") is engaged in custom manufacturing of grain based products for food ingredient companies at its production facility in Dillon, Montana. FoodEx MT has specialized processing equipment and techniques for the treatment of grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. Ricelin-TM- is a highly nutritious, carbohydrate and lipid rich fraction which is produced at the FoodEx MT facility. The Company believes that FoodEx MT's manufacturing capabilities are unique among grain processors.

The Company generated approximately $3.0 million and $3.3 million in revenue for the years ended December 31, 1998 and 1997, respectively. "See Part II - Item 7. Financial Statements."

The Company occupies approximately 36,300 square feet of executive offices, production facilities and research facilities in El Dorado Hills, California and Dillon, Montana. The Company is currently planning expansion through the acquisition of additional facilities in the rice-growing regions of the United States, although there can be no assurance that such expansion will occur. See "Part I - Item 2. Description of Property."

RiceX-TM- and RiceX Ricelin-TM- are registered tradenames Satin
Finish-Registered Trademark- and Mirachol-Registered Trademark- are registered trademarks and the Company holds a patent to Beta Glucan Technology.

RICEX PRODUCTS

The Company produces stabilized, nutrient-rich rice bran that may be used in a wide variety of new products. The Company is pursuing the development of proprietary rice bran products from stabilized rice bran. The Company's initial products include:

RiceX Stabilized Rice Bran:      Stable whole rice bran and germ. This is the
                                 basic stabilized rice bran product that is both a food supplement and an ingredient for cereals, baked goods, companion animal feed, health bars, etc., and also the base material for producing Ricelin, oils and Fiber Complex.

Dextrinized Rice Bran:           A carbohydrate converted stabilized rice bran
                                 that is more suitably used in baking and mixed health drink applications. This product contains all of the nutrient rich components of stabilized rice bran.

RiceX Ricelin:                   Carbohydrate and lipid rich fraction component
                                 of RiceX. Ricelin also embodies a concentrated form of the vitamins and nutrients found in stabilized bran.

RiceX Fiber Complex:             Nutrient rich insoluble fiber source
                                 that contains rice bran oil and
                                 associated nutrients. This product, designed for use by the baking and health food markets, is the remaining ingredient when stabilized bran is processed to form
                                 Ricelin.

In addition, Max "E" Oil, RiceX Defatted Fiber and Higher Value Fractions ("HVF") are all produced by further refining RiceX Stabilized Rice Bran into oil and its by-products.

Max "E" Oil:                     Nutrient rich oil made from RiceX
                                 Stabilized Rice Bran. This oil has a very high flash point, which provides a very long fry life, and it is not readily absorbed into food. In addition, the oil maintains many of the nutritional benefits of the whole rice bran products.

RiceX Defatted Fiber:            Low fat-soluble fiber that does not contain
                                 rice bran oil. This is a product designed for use by the baking industry for its high fiber nutritional benefits.

Higher Value Fractions ("HVF"):  Nutraceutical-like compounds naturally occurring in Rice Bran and Rice Bran Products that provide specific health benefits. Tocopherols, tocotrienols, and gamma oryzanol are some of the antioxidant-rich fractions that are found in rice bran and are enhanced by stabilization, with the gamma oryzanol being unique to rice.

In April 1998, the Company entered into a non-binding letter of intent with the Nutrilite Division of Amway Corporation ("Nutrilite") whereby Nutrilite would enter into a requirements contract with the Company to purchase stabilized rice bran oil and its by-products and receive from the Company exclusive sales rights for the multi-level sales channel for a two-year period. The Company has recently produced stabilized rice bran oil for Nutrilite. Nutrilite is currently testing the oil with results expected this summer. The Company currently has no commercial facilities for production of stabilized rice bran oils but plans to arrange for toll manufacturing or to acquire or build these facilities upon the successful completion of the development project. However, there can be no assurance that such arrangement or facilities will be available. See "Factors Affecting Operating Results."

INDUSTRY BACKGROUND

THE IMPORTANCE OF RICE

Rice is the staple food for approximately 70% of the world's population and is the staple food source for several of the world's largest countries. World rice production is expected to be more than 570 million tons in 1999 (according to the United States Department of Agriculture), constituting more than one quarter of all cereal grains produced worldwide. The United States accounts for less than 2% of the world's production. Ninety percent (90%) of world rice tonnage is produced in 13 countries with aggregate populations of 3.2 billion people (USA Rice Federation, Rice Notes). Approximately 75% of all rice production occurs in five regions: China, India, South East Asia, Africa and South America, that have a combined population of 2.3 billion people (nearly 50% of the world's population) and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

Malnutrition is a common problem in this group of nations, particularly for people located in rural villages where subsistence rice farming is a primary livelihood. Transportation and storage are poor, consequently locally grown rice is consumed locally and the amount of food available varies widely over time with changes in seasons and weather. Children are especially susceptible to variations in local agricultural output due to their heightened nutritional needs and dependency on others for food. Per capita rice consumption in many of the poorer rice belt countries exceeds one pound per day.

Despite the importance of rice as a world wide food source and the problems associated with nutritional deficiencies in rice-dependent nations, more than 60% of the nutrients found in rice is destroyed during processing. Most of the rice nutrients are contained in the outer brown layer of the rice kernel known as "rice bran," which, because of poor stability, becomes uneatable due to lipase-induced rancidity or microbiological spoilage shortly after the milling process.

RICE PROCESSING AND RICE BRAN STABILIZATION

When harvested from the field, rice is in the form of paddy, or "rough" rice where the kernel is fully enveloped by the rice hull. The hull is dried, then removed in the first stage of milling, yielding brown rice. In the second stage of milling, the outer brown layer, or rice bran, is removed to produce white rice. Rice bran is composed of the rice germ and several sub-layers, which account for approximately 8% by weight of paddy rice and contain over 60% of the nutrients found in each kernel of rice. (Juliano, B.O., 1985 Rice: Chemistry and Technology, American Association of Cereal Chemists, St. Paul, MN, p. 37-50.)

Under normal milling conditions, when brown rice is milled into white rice, the oil in the bran and a potent lipase enzyme found on the surface of the bran come into contact with one another. The lipase enzyme causes very rapid hydrolysis of the oil, converting it into glycerol, monoglycerides, diglycerides and free fatty acid ("FFA"). As the FFA content increases, the rice bran becomes unsuitable for human or animal consumption. At normal room temperature, the FFA level increases to 7-8% within 24 hours and thereafter increases at the rate of approximately 4-5% per day. Rice bran is unfit for human consumption at 5-7% FFA, which typically occurs within 12 hours of milling. Once the FFA concentration exceeds 12%, it becomes unsuitable even for cattle feed.

If the lipase enzyme can be deactivated, rice bran can be stabilized, thus preserving a potentially important nutrient source that is largely wasted today. Heat will deactivate the lipase enzyme, reduce microbiological load and reduce moisture levels, serving as the basis for most attempts at stabilization of rice bran. Parboiled, or "converted" rice, is subjected to soaking and steaming prior to being dried and milled. This process softens the rice kernel and reduces the problem of lipase-induced hydrolysis. The bran produced from parboiled rice, however, is only semi-stabilized, typically spoiling in 20 days or less. The parboiling process also destroys much of the nutritional value of the bran by chemically changing the beneficial nutrients residing in the bran. There have been a number of attempts to develop alternative rice bran stabilization processes that deactivate the lipase enzyme using chemicals, microwave heating, and variants on extrusion technology. The Company believes each of these efforts result in an inferior product that either does not remain stable for a commercially reasonable period and/or the nutrients in the bran are lost, significantly reducing the nutritional value in the bran.

THE RICEX SOLUTION

The RiceX Process uses proprietary innovations in food extrusion technology to create a combination of temperature, pressure and other conditions necessary to deactivate the lipase enzyme without significantly damaging the structure or activity of other, higher value compounds, oils and proteins found in the bran. The RiceX Process does not use chemicals to stabilize raw rice bran, and produces an "all natural" product.

The Company's processing equipment is designed to be installed on the premises of any two-stage rice mill and is located downstream from the rice polishers. After hulling, the rice is transported pneumatically to the rice polishing room where the brown rice kernels are tumbled and the rice bran is polished from the surface of each kernel. The bran is separated from the denser polished rice grains and is transported pneumatically to a loop conveyor system designed by the Company. The loop conveyor system immediately carries the fresh, unstabilized rice bran to the RiceX Company stabilizer. Stabilization is achieved by feeding the fresh rice bran into a specially designed auger food extruder that forces the material under pressure and heat through an orifice. The auger is designed to create the proper temperature, shear and pressure necessary to selectively deactivate the lipase enzyme and reduce the microbiological load. The system is controlled by electronics that maintain process conditions within the prescribed pressure/temperature regime. In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge the RiceX Company equipment of material in process and safely shut down.

Bran leaving the Company's stabilization system (the "RiceX bran") is deposited on a food-grade conveyor that tempers the product and reduces moisture content. The product is then discharged onto the cooling unit. A high volume, low-pressure airflow further dehumidifies and cools the RiceX bran as it moves forward. The cooled RiceX bran is then loaded into one-ton shipping containers for transportation to other processing facilities or is transported by pneumatic conveyor to a bagging unit for packaging in 40 and 50-pound sacks. RiceX bran has a shelf life of at least one-year and is rich in tocopherols, tocotrienols, oryzanols, and other nutritional and natural compounds that exhibit positive health properties ("nutraceuticals").

The RiceX Process system is modular. Each stabilization module can process approximately 2,500 pounds of RiceX bran per hour and has a capacity of over 8,250 tons per year. This is sufficient to process all of the bran generated by a 78,000 ton-per-year rice mill. Stabilization production capacity can be doubled or tripled by installing additional RiceX Company units sharing a common conveyor and stage system, which can handle the output of the world's largest rice mills. The Company has developed and tested a smaller production unit, which has a maximum production capacity of 950 tons per year for installation in countries or locations where rice mills are substantially smaller than those in the United States.

The processing conditions created by the RiceX Process are unique, however the ancillary equipment used to achieve these processing conditions is in wide use throughout the food industry. It is in the stabilizer unit that the unique RiceX Company technology resides; all of the other processing, material handling, control, and storage components are off-the-shelf equipment items.

BENEFITS OF RICEX STABILIZED RICE BRAN

Rice bran is a rich source of protein, oil, vitamins, antioxidants, dietary fiber and other nutrients. The proximate composition and caloric content of RiceX Stabilized Rice Bran is as follows:

                     RICEX STABLIZED RICE BRAN COMPOSITION

                       Fat                        18%-23%
                       Protein                    12%-16%
                       Total Dietary Fiber        23%-35%
                       Soluble Fiber              2%-6%
                       Moisture                   4%-8%
                       Ash                        7%-10%
                       Calories                   3.2 kcal/gram

Rice bran is unique in the plant kingdom. Its protein is hypoallergenic and contains all of the essential amino acids, the necessary building blocks of protein in the body. Rice bran contains approximately 20% oil and closely resembles peanut oil in fatty acid composition and heat stability. Rice bran oil contains essentially fatty acids and a broad range of nutraceutical compounds that have been demonstrated to have therapeutic properties. (Cheruvanky and Raghuram, 1991 Journal of the American College of Nutrition, Vol. 10, No. 4, pp593-691.)

Nutraceuticals are food constituents that have human therapeutic effects. Some of these compounds include a newly discovered complex of Vitamin E called "tocotrienols," and gamma oryzanol, which is only found in rice. These compounds are potent antioxidants that have been shown to aid in reducing damage from free radicals in the body. RiceX bran also contains very high levels of B-complex vitamins, betacarotene (a vitamin A precursor), other carotenoids and phytosterols, as well as both soluble and insoluble fiber. (Saunders, 1990, Rice Bran Oil, presented at Calorie Control Council Meeting, February 14, 1990, Washington, D.C.)

BUSINESS STRATEGY

The Company's goal is to become the world's leading producer and distributor of stabilized rice bran and rice bran products. The Company will produce stabilized rice bran and related products in manufacturing facilities owned by it or through joint venture arrangements. See "Supply and Manufacturing." The Company does not intend to sell its technology or processing methods, but will protect its process and products through both trade secret protection and through patent and trademark protection. See "Patents and Trademarks."

The Company intends to continue research and development efforts, including clinical trials, to establish the efficacy of its stabilized rice bran-based products in providing nutritional support to individuals with chronic diseases and in promoting human health and nutrition. The Company believes that clinical support for stabilized rice bran products will further enhance the value of its products as nutraceuticals and functional food ingredients. Finally, the Company intends to aggressively market its products in four distinct product areas: nutraceuticals, functional food ingredients, rice bran oils and performance feed supplements. In further pursuit of this goal, the Company has focused and will continue to focus its marketing and development efforts in two distinctly different areas: "developed" nations, including the U.S., Europe, South Africa, Argentina, Japan, Korea, and Taiwan; and "developing" nations, including India, China, Indonesia and most of the other countries in Asia, Africa and South America.

DEVELOPED NATIONS

In developed nations, the Company's focus is on producing and selling RiceX Company products to large consumer product marketers as health enhancing ingredients for existing or newly developed products, and as stand-alone products to consumers. The Company has established a relationship with a German company to introduce RiceX Company products into the European Community. The Company is also in negotiations with the Mercosur market, Argentina and the Province of Entre Rios for the commercialization of stabilized rice bran and various product forms. Although there can be no assurance that the Company's products will be successfully introduced in Argentina and the European Community, the Company believes that interest of this type validates the potential opportunity and the relationship reflects the strategy for the Company's foreign ventures. The Company intends to seek other opportunities in the developed world by converting stabilized rice bran grown in those countries into finished goods and higher value fractions with demonstrated health or nutritional benefits.

DEVELOPING NATIONS

In developing nations, the Company intends to partner with local governments and companies on a joint venture basis to stabilize locally-grown rice bran for local consumption and for future export. To accomplish this, the Company plans to introduce its stabilization process systems in large rice mills located in China, India and Southeast Asia. In many developing nations, the average person has a 300-500 calorie daily diet deficit. [The Food and Agriculture Organization of the United Nations (FAO), Agrostat PC, on diskette (FAO, Rome, 12993); and the World Resources Institute in collaboration with the United Nations Environment Programme and the United Nations Development Programme, World Resources 1994-95 (Oxford University Press; New York, 1994), p. 108]. If the Company is able to expand into these areas, the installation of 100 RiceX processing systems could provide 500 nutritionally dense calories per day to over 30 million people each year. The diet supplement provided by the locally grown and stabilized rice bran would help those people approach U.S. levels of nutrition.

The Company also intends to access international markets by selling RiceX and Ricelin into foreign countries. In June 1997, SunJoy Enterprises Corporation, a China-based conglomerate ("SunJoy") entered into an international distributor agreement with the Company, pursuant to which the Company has already begun shipments of RiceX and Ricelin into mainland China. The Company intends to develop this relationship into a joint venture with SunJoy to allow the Company to stabilize and process rice bran in the local areas of the country. However, there can be no assurances that such an arrangement will be consummated. See "Factors Affecting Operating Results."

The United Nations Industrial Development Organization ("UNIDO") has offered to sponsor the demonstration of the RiceX Process in Brazil and Thailand to promote the utilization of the large amounts of rice bran that is discarded throughout the developing world. The Company has had preliminary discussions regarding the demonstration of its system and the end products for this technology with a number of companies and governments including China, Argentina, Brazil, Malaysia and certain African countries. There can be no assurance that these discussions will lead to implementation of the RiceX Process with these companies or governments.

SALES AND MARKETING

The Company has targeted four distinct product areas in which RiceX and related products may be used as the primary ingredient. Its key marketing strategy is to form strategic alliances with industry leaders in each of its target markets. This strategy will allow the Company to leverage the research, marketing and distribution strengths of its partners in order to more economically and efficiently introduce and market products. The Company has formed alliances, or has entered into negotiations to form alliances, in each of its target markets as follows:

                   Target Market                                   Alliance Partner
                   -------------                                   ----------------
   Nutraceuticals                                  The Nutrilite Division of Amway Corporation
   Functional Food Ingredients                     The Kellogg Company
   Rice Bran Oils                                  Monsanto Company and
                                                   The Nutrilite Division of Amway Corporation
   Performance Feed Supplements                    DuCoa, L.P.

These relationships and the Company's overall marketing plans in each of the four target markets are discussed below.

NUTRACEUTICALS

Nutraceuticals are food-derived substances with pharmaceutical-like properties, including vitamins and dietary supplements. RiceX bran can be used as a nutraceutical to provide certain specific nutrients or food components (including antioxidants, oryzanols, Vitamin E, Vitamin B, and bran fiber) or to address specific health applications such as cardiovascular health, diabetes control, fighting free-radicals and general nutritional supplementation. The Company has sold RiceX bran as an ingredient to consumer nutrition and healthcare companies, national nutritional retailers, and multi-level personal products marketers. The Company is continuing to develop HVFs, the nutraceutical-like compounds found in rice bran that provide specific health benefits, and upon completion of the development project, Nutrilite plans to commercialize products for distribution in the United States and other countries through its multi-level sales channel pursuant to a non-binding letter of intent. The Company has also been informed that at least one national nutritional retailer and other personal product marketing companies are working on development of special products utilizing RiceX bran and its related products. There can be no assurance that such marketing efforts will be successful or that any of the proposed products will be developed in a commercially reasonable time or at all.

FUNCTIONAL FOOD INGREDIENTS

RiceX bran is a low cost, all natural food product that contains a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that can be used to enhance the nutritional value of popular consumer products. Several foods that are ideally suited to the addition of RiceX bran to their ingredients include cereals, snack foods and breads. The Company is marketing RiceX bran to consumer food companies for use in already established products and for development of new products.

The Company has begun shipment of a variety of its stabilized rice bran and rice bran products into mainland China pursuant to an international distributor agreement with SunJoy. The Company intends to develop this relationship into a joint venture with SunJoy to allow the Company to stabilize and process rice bran in the local areas of the country.

The Kellogg Company has agreed to collaborate in a clinical research project that could lead to commercialization of several new and reformulated consumer food products that will contain RiceX bran as one of the major ingredients. The Kellogg Company and the RiceX Company are currently selecting the clinician and expect the clinical study to begin in the second quarter of 1999. There can be no assurance that any or all of these projects will be successful.

RICE BRAN OILS

Nutrient-rich oil made from RiceX Stabilized Rice Bran has a very high flash point, which provides a long fry life and is not readily absorbed into food. The oil also maintains many of the nutritional benefits of whole rice bran products, making it ideally suited for healthy salad and cooking oils. The Nutrilite Division of Amway Corporation has plans to commercialize edible rice bran oils in the United States and other countries through its multi-level sales distribution channel.

The Company and Monsanto Company have agreed to work towards the formation of two joint venture companies. The first joint venture would be in India, the purpose of which would be the commercialization of the Company's rice bran stabilization technology for the purpose of increasing the yield and quality of rice bran oil in India. The second joint venture would be for the worldwide, non-multi-level sales distribution channel commercialization of edible rice bran oils. However, there can be no assurance that the Nutrilite and Monsanto collaborations will be successful.

PERFORMANCE FEED SUPPLEMENTS

The Company also markets RiceX bran as a feed supplement for animals. RiceX bran is used as an equine feed supplement and has proven to provide greater muscle mass, improved stamina, and hair-coat luster when added to a normal diet. Anecdotal reports suggest that RiceX fiber increases milk production in dairy cows by 15-20% and that RiceX bran promotes more rapid weight gain in poultry and meat livestock. A national animal supplement distributor is now selling feed products that incorporate RiceX bran. In February 1998, the Company formed a strategic alliance with DuCoa, L.P. ("DuCoa") to introduce RiceX bran products to the pet food and swine feed industry markets, which are estimated to be $11.8 billion annually, according to DuCoa. Under the agreement, DuCoa has dedicated technical and sales resources to the formulation of the Company's products as ingredients for pet food and swine feed.

MARKETING METHODS

As of March 1, 1999, the Company's sales staff consists of two direct in-house sales representatives. Shipping and distribution of products are managed and directed by RiceX Company corporate staff and by the direction of several of its processing locations and subcontract shippers.

Pursuant to the Stabilized Rice Bran Processing Sales and Marketing Agreement between Farmer's Rice Cooperative, a cooperative association organized under the California Food and Agriculture Code ("Farmer's") and the Company dated June 28, 1994, Farmer's has a non-exclusive license to the Company's rice bran processing equipment for production of stabilized rice bran solely for sale to the Company and Farmer's customers. Pursuant to the terms of the agreement, Farmer's has agreed to pay the Company a royalty payment for each short ton of stabilized rice bran produced by Farmer's for sale to its customers. The royalty payment may be adjusted from time to time to account for the changes in the market.

CUSTOMERS

Currently, the Company's major customers are (1) Wolcott Farms, (2) Anderson Livestock, (3) Pacific Grain, and (4) California Natural Products. The Company depends on these customers for approximately 70% of all sales revenue. Loss of any of these companies as a customer could have a material adverse effect on the Company's business, financial condition and results of operations.

SUPPLY AND MANUFACTURING

The Company purchases unstabilized rice bran from two major suppliers, Farmer's Rice Cooperative and California Pacific Rice Growers. Pursuant to agreements with these companies, the Company's stabilization machinery is physically attached to the suppliers' rice processing plants and the rice bran by-product is directly transferred to the Company's machinery for stabilization without the need for shipping. The relationship with the suppliers is symbiotic, as the rice manufacturer cannot easily dispose of the rice bran by-product while the Company has a ready access to unstabilized bran. These suppliers are currently the only suppliers of unstabilized rice bran to the Company. The Company intends to enter into additional relationships with rice processors, both in the U.S. and abroad, as part of its overall business strategy. The Company's production capacity currently stands at 2,700 tons per month. The Company believes that it will be readily able to obtain additional suppliers due to the benefits suppliers can receive from an agreement with the Company. There can be no assurance that the Company will obtain additional suppliers.

The Company ships stabilized rice bran from its facilities in California to its plant in Dillon, Montana for further processing into RiceX Ricelin, Dextrinized Rice Bran, and RiceX Fiber Complex. Current monthly production capacity is approximately 90 tons of RiceX Ricelin and 105 tons of RiceX Fiber Complex. Additional equipment could slightly more than double production capacity. The Company intends to acquire or construct an additional processing facility as the demand for Ricelin and Fiber Complex justifies expansion.

Every food product manufactured by the Company is produced under published FDA regulations for "Good Manufacturing Practices." Quality control is overseen by the Vice President of Operations and conducted by a microbiologist and Ph.D. chemist. Product samples for each product code are analyzed for microbiological adherence to a predetermined set of product specifications and each lot is positively released.

The Company purchased machinery, parts and equipment in 1997 for its stabilization system, from (1) Kamflex Corporation, a company whose President and Chief Executive Officer is a shareholder and current director of the Company, (2) MAC Equipment, and (3) Cal Mill Equipment. The Company believes that, while its current relationships with suppliers are good, there can be no assurance that such relationships will continue. The Company believes replacement suppliers are readily available, if needed, because the Company does not use custom machinery, parts or equipment. See "Certain Relationships and Related Transactions."

PATENTS AND TRADEMARKS

The RiceX Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran. The Company has chosen to treat the RiceX Process as trade secrets and not to pursue process or process equipment patents on the original processes, however, process improvements will be reviewed for future patent protection. The Company believes that the unique products, and their biological effects, resulting from RiceX Company stabilized rice bran are patentable. The Company has filed three provisional U.S. patent applications relating to RiceX Ricelin, Fiber Complex and HVF products and intends to seek patent protection in selected foreign jurisdictions. The patent applications include "A Method for Treating Diabetes Mellitus," "A Method for Treating Hypercholesterolimia, Hyperlipidermia, and Atheroscelerosis," and "A Method for Enhancing the Tocol Content of Rice Bran Oil." The Company may apply for additional patents in the future as new products are developed.

RiceX-TM- and RiceX Ricelin-TM- are registered tradenames of the Company, Satin Finish-Registered Trademark- and Mirachol-Registered Trademark- are registered trademarks of the Company and the Company holds a patent to Beta Glucan Technology.

Pursuant to the terms of an agreement between the Company and Wolcott Farms, Inc., a California corporation ("Wolcott Farms"), dated March 1, 1997, the Company granted Wolcott Farms an exclusive, worldwide license to use the trademark Satin Finish-Registered Trademark-, agreed to transfer title to the trademark upon full payment of the purchase price by Wolcott Farms, and granted Wolcott Farms the right to sublicense the trademark to Natural Glo Investors, L.P. Wolcott Farms has agreed to pay the Company minimum monthly royalty payments which are applied towards the purchase price.

The Company endeavors to protect its intellectual property rights through patents, trademarks, trade secrets and other measures, however, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not develop similar technology. There can be no assurance that any patent applications the Company may file will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. Other companies and inventors may receive patents that contain claims applicable to the Company's system and processes. The use of the Company's systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. In addition, there can be no assurance that patent applications will result in issued patents.

Although there currently are no pending claims or lawsuits against the Company regarding possible infringement claims, there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of resources by the Company, which could have a material adverse effect on the Company's financial condition and results of operations. Adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its systems, any of which could have a material adverse effect on the Company's financial condition and results of operations. In addition, there can be no assurance that a license under a third party's intellectual property rights will be available on reasonable terms, if at all. See "Factors Affecting Operating Results--Patents, Licenses and Intellectual Property Claims."

COMPETITION

Although the Company believes that it is the only company to stabilize rice bran so that the bran has a shelf life of over one-year, the Company competes with other companies attempting to stabilize rice bran as well as companies producing other food ingredients and nutritional supplements. The Company's major competitors include Producer's Rice Mill and Uncle Ben's Rice, Inc. The Company's competitors may have greater capital resources and experience in the food industry. There can be no assurance that the Company will be able to compete successfully in the rice bran industry. The Company's major nutritional supplement competitors include producers of wheat bran and oat bran, particularly in the functional food ingredients market segment. See "Factors Affecting Operating Results-Competition."

RESEARCH AND DEVELOPMENT

Rice bran contains a wide variety of antioxidants, vitamins, and other nutrients associated with good health and resistance to disease. The Company has conducted a preliminary clinical evaluation that indicates RiceX products have efficacy in the nutritional management of certain conditions and diseases, such as diabetes mellitus and coronary vascular disease. Data from this study has been analyzed and the data support the initiation of clinical trials. The Company intends to vigorously conduct these trials and, if successful, will develop foods containing the active nutraceutical components of RiceX bran to manufacture products targeted at specific conditions or suitable for the maintenance of general health and well-being. There can be no assurance that the results of additional clinical trials will prove successful or that the Company will be able to develop additional new products. See "Government Regulations."

As of December 31, 1998 there are five employees engaged in research and development, including a Vice President of Research and Development, a Director of Research and Development, Director of Science and Technology, Manager of Analytical Services, and one Microbiologist. The Company also uses the services of independent labs and testing facilities. Expenditures for research and development for the years ended December 31, 1998 and 1997 totaled $1,056,702 and $790,095, respectively. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

EMPLOYEES

As of March 1, 1999, the Company has a total of 27 employees, 26 of which are full time employees. The Company believes that its relations with its employees are good.

FACTORS AFFECTING OPERATING RESULTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially as a result of certain factors, including those set forth hereafter and elsewhere in this Annual Report.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's common stock. The Company has a shareholders' deficit of $4,755,118 and negative working capital of $6,868,577 as of December 31, 1998 and incurred a loss of $5,298,145 for the year ended December 31, 1998. The Company's cash and cash equivalents aggregated $1,158,302 at December 31, 1998, has a payment of $1,289,149 due in January 1999 related to the purchase of Food Extrusion Montana, Inc. and used $2,471,944 cash in its operations for the year ended December 31, 1998. The Company commenced manufacturing and marketing activities in June 1996, and there can be no assurance that sales of its products will achieve significant levels of market acceptance. The Company's business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance and absence of an operating history. Therefore, there can be no assurance that the Company's business or products will be successful or that the Company will be able to achieve or maintain profitable operations. There can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

The Company is seeking additional equity financing to provide the capital required to make significant investments in research and development and expand its marketing and production capabilities.

The timing and amount of any capital requirements cannot be predicted at this time. There can be no assurance that any financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to continue, develop or expand its business, develop new products, or develop new markets at the rate desired and its operating results may be adversely affected. Equity financing could result in additional dilution to existing shareholders. See "Liabilities and Capital Resources."

MARKET RISKS OF A NEW BUSINESS

The Company has formulated its business plans and strategies based on certain assumptions regarding the size of the rice bran market, the Company's anticipated share of this market, and the estimated price and acceptance of the Company's products. These assumptions are based on the best estimates of the Company's management. There can be no assurance that the Company's assessments regarding market size, potential market share attainable by the Company, the price at which the Company will be able to sell its products, market acceptance of the Company's products or a variety of other factors will prove to be correct. Any future success of the Company may depend upon factors including changes in the dietary supplement industry, governmental regulation, increased levels of competition including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment, and reduced margins cause by competitive pressures.

COMPETITION

Competition in the Company's targeted industries, including nutraceuticals, functional food ingredients, rice bran oils and animal feed supplements is vigorous with a large number of businesses engaged in the various industries. Many of the competitors have established reputations for successfully developing and marketing their products. Many of the competitors have greater financial, managerial, and technical resources than the Company. If the Company is not successful in competing in these markets, it may not be able to attain its business objectives.

GOVERNMENTAL REGULATION

The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies. Although Congress has recently recognized the potential impact of dietary supplements in promoting the health of U.S. citizens by enacting the Dietary Supplement Health Education Act of 1994 ("DSHEA"), which severely limits the FDA's jurisdiction in regulating dietary supplements, there is no way to predict the potential effect of DSHEA. It may be difficult for any company manufacturing or marketing dietary supplements to remain in strict compliance with the technical requirements of DSHEA. The FDA has recently proposed regulations with the purpose of implementing DSHEA and proposals have been made to modify or change the provisions of DSHEA. It is impossible to predict whether those regulations of proposed changes will become law or the effect that such regulations or proposed changes, if implemented, will have on the business and operation of the Company.

RELIANCE ON LIMITED NUMBER OF PRODUCTS

All of the Company's products are based on stabilized rice bran. Although the Company will market rice bran as a dietary supplement, as an active food ingredient for inclusion in other companies' products, and in other ways, a decline in the market demand for the Company's products as well as the products of other companies utilizing the Company's products could have a significant adverse impact on the Company.

RELIANCE ON ADEQUATE SUPPLY OF RAW RICE BRAN

The Company's proprietary technology is used to stabilize rice bran, which is a by-product from milling paddy rice to white rice. The Company currently has supply arrangements with two of the largest rice mills in the United States and is pursuing other supply sources in the United States and in foreign countries. There can be no assurance that the Company will continue to secure adequate sources of raw rice bran to meet its requirements to produce stabilized rice bran products.

DEPENDENCE ON MARKETING EFFORTS

The Company is dependent on its ability to market products to mass merchandise and health food retailers, food manufacturers, animal food producers, and to other companies for use in their products. The Company must increase the level of awareness of dietary supplements in general and the Company's products in particular. The Company will be required to devote substantial management and financial resources to its marketing and advertising efforts and there can be no assurance that these efforts will be successful.

DEPENDENCE ON KEY EMPLOYEES

During December, 1998, the Company's Chief Executive Officer, Chief Financial Officer, Vice President of Sales and Marketing, and Vice President of Science and Technology left the employment of the Company. As a result of this action, the Company's Chairman of the Board (and former Chief Executive Officer) was reinstated as Chief Executive Officer. The former Chief Financial Officer, who had been serving as Corporate Controller, was appointed Principal Financial Officer. The duties of the other departing employees are being performed by other existing experienced employee. The Company does not believe this change in management will have a material effect on the Company's business.

The Company believes that its success will depend to a significant extent upon the efforts and abilities of the current group of executive, scientific and marketing personnel. The loss of the services of one or more of these key personnel could have a material adverse affect on the Company's business, financial condition and results of operations. In addition, the Company's future success will depend upon its ability to continue to attract and retain qualified scientific and management personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS

The Company's success depends in part on its ability to obtain patents, licenses and other intellectual property rights for its products and technology. The Company has three provisional U.S. patent applications pending and the Company may decide to file corresponding international applications. The process of seeking patent protection may be long and expensive, and there can be no assurance that patents will be issued, that the Company will be able to protect its technology adequately, or that competition will not be able to develop similar technology. The Company believes the basis on which it has filed its current pending patent applications is reasonable; however, there can be no assurance that any patent applications filed will result in issued patents or that the Company will choose to pursue each patent application to issuance. There currently are no pending claims or lawsuits against the Company regarding possible infringement claims; there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation could result in substantial cost and diversion of effort by the Company, which could have a material adverse affect on the Company's financial condition and results of operations. Adverse determinations in any litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its systems, any of which could have a material adverse affect on the Company's financial condition and results of operations. There can be no assurance that a license under a third party's intellectual property rights will be available to the Company on reasonable terms, if at all.

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the "Year 2000", these date code fields will need to accept four digit entries in order to distinguish 21st century dates. As a result, in less than one year, computer systems and/or software used by many companies will need to be upgraded to comply with Year 2000 requirements. The Company has evaluated the impact of the Year 2000 issue as it affects its business operations and interfaces with customers and vendors. The Company is unaware of any situation of noncompliance that would materially adversely affect its operations or financial condition. The only two suppliers of raw rice bran to the Company have reported to the Company that they have an active Year 2000 program in place and that they expect no interruptions in raw rice bran supply due to Year 2000. The Company surveyed its other major vendors and major customers to determine if the Year 2000 will pose a disruption in service from them. The Company has to date received no notice that the Year 2000 will pose a problem for its vendors or major customers. The costs associated with Year 2000 readiness are anticipated to be minimal.

Essentially all of the Company's critical systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. However, there can be no assurance that instances of noncompliance which could have a material adverse affect on the Company's operations or financial condition have not been identified. Additionally, there can be no assurance that the systems of other companies with which the Company transacts business will be corrected on a timely basis, or that failure by such third party entities to correct a Year 2000 problem, or a correction which is incompatible with the Company's information systems, would not have a material adverse affect on the Company's financial condition and results of operations.

THIN MARKET; POSSIBLE VOLATILITY OF STOCK PRICE

The Company's Common Stock has been traded on the OTC Bulletin Board since December 1995 under the symbol "RICX". The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet securities analysts' expectations, general conditions in the international marketplace and the worldwide economy, announcements of technological innovations or new systems or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with customers and suppliers could cause the price of the Company's common stock to fluctuate, perhaps substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's common stock.

ANTI-TAKEOVER EFFECT OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW

Under the Company's Certificate of Incorporation, the Board of Directors of the Company has the authority, without action by the Company's stockholders, to fix certain terms of, and to issue, shares of Preferred Stock. The Company is incorporated under Delaware law. Certain provisions of the Certificate of Incorporation and certain provisions of Delaware law may have the effect of delaying, deterring or preventing a change in control of the Company. Other provisions in the Company's Certificate of Incorporation and Bylaws and Delaware law impose procedural and other requirements that could make it more difficult to effect certain corporate actions, including replacing incumbent directors. Further, the Board is divided into three classes, each of which is to serve for a staggered three-year term after the initial classification and election, which may make it more difficult for a third party to gain control of the Board. By virtue of these provisions, the Board of Directors of the Company may be able to take or prevent actions affecting unaffiliated stockholders without such stockholders' approval or consent. In addition, these provisions may adversely affect the market price of the Company's Common Stock and reduce the possibility that an investor may receive a premium for his or her shares in a tender offer. See "Directors, Executive Officers, Promoters and Control Persons".

THE COMPANY

The Company was incorporated under Delaware law in May 1998 and succeeded to the business of its predecessor corporation, Food Extrusion, Inc., pursuant to a re-incorporation that was effective upon completion of the merger of the Nevada corporation with the Delaware corporation on August 4, 1998. Food Extrusion, Inc., ("FoodEx CA"), was incorporated in California in May 1989 and subsequently merged in a stock-for-stock exchange into Core Iris, a Nevada corporation and subsequently changed its name to Food Extrusion, Inc. ("Food Extrusion, Inc."). Food Extrusion, Inc. changed its name to The RiceX Company in May 1998. Food Extrusion Montana, Inc., ("FoodEx MT"), was incorporated in Montana in December 1996, as a wholly owned subsidiary of the Company. In January 1997, FoodEx MT acquired certain assets of Centennial Foods, Inc., an Idaho corporation ("Centennial") in exchange for 310,000 (adjusted to 410,000 in November 1998) shares of $.001 par value common stock of Food Extrusion, Inc. and the assumption of certain liabilities totaling approximately $1,320,000. These obligations were paid in full in January 1999. See "Recent Sales of Unregistered Securities" and "Liquidity and Capital Resources."

Item 2.  DESCRIPTION OF PROPERTY

The Company currently leases (i) a 5,600 square foot office facility and (ii) an 11,400 square foot research and shipping facility at 1241 Hawk's Flight Court, El Dorado Hills, California pursuant to a lease expiring in September 2006, with aggregate annual lease payments for both properties approximating $125,000 and
(iii) a 3,000 square foot warehouse facility in El Dorado Hills, California, pursuant to a month-to-month lease with a monthly payment of $1,000.

FoodEx, MT owns a 15,700 square foot production facility in Dillon, Montana, which, at December 31, 1998, was pledged as collateral for a $368,999 non interest bearing loan from the State of Montana, Department of Commerce, that was repaid in full in January 1999. The Company believes the property is adequately covered by insurance. In addition, at December 31, 1998 FoodEx MT leased a 3,600 square foot administrative and research facility in Dillon, Montana on a month-to-month arrangement with a monthly rent of $700, which was terminated in February 1999 when all accounting and administrative functions were moved and consolidated with The RiceX Company in El Dorado Hills, California.

The Company believes that its facilities are adequate for its proposed needs through 1999.

Item 3.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal United States market for the Company's common stock is the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark down or commissions and may not represent actual transactions. The following is the high and low bid information for such common stock:

          COMMON STOCK                                          HIGH             LOW
          1998
          ----
          First Quarter                                       $ 5.80           $3.30
          Second Quarter                                      $ 6.25           $3.00
          Third Quarter                                       $ 3.63           $1.22
          Fourth Quarter                                      $ 1.75           $0.53
          1997
          ----
          First Quarter                                       $12.50           $3.75
          Second Quarter                                      $ 6.00           $1.50
          Third Quarter                                       $ 6.63           $4.50
          Fourth Quarter                                      $ 8.50           $3.13

There are approximately 177 holders of record of the Company's common stock as of March 1, 1999.

DIVIDENDS

The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Delaware law and, as a quasi-California corporation, to the more restrictive provision of California law. Under Delaware law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. California law generally prohibits a corporation from paying dividends unless the retained earnings of the corporation immediately prior to the distribution exceed the amount of the distribution. Alternatively, a corporation may pay dividends if (i) the assets of the corporation exceed 1 1/4 times its liabilities; and (ii) the current assets of the corporation equal or exceed its current liabilities, but if the average pre-tax earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1 1/4 times its current liabilities. See "Description of Capital Stock-Application of California General Corporate Law."

RECENT SALES OF UNREGISTERED SECURITIES

In 1998, in conjunction with the Company's re-incorporation in Delaware, the Company increased its authorized number of common shares from 50,000,000 shares to 100,000,000 shares and authorized 10,000,000 shares of preferred stock which may be issued from time to time in one or more series and authorized its Board of Directors to establish the rights, preferences and privileges of each such series, when issued.

Effective January 1997, the Company acquired the assets of FoodEx MT in exchange for 310,000 shares of the Company's common stock and the assumption of certain liabilities totaling $1,320,000. The seller had an option to sell the common shares back to the Company ("Put Option") at a price of $5.00 per share in November 1998 or sooner upon the occurrence of certain events. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 3 (a) (10) of the Securities Act.

In 1998, the Put Option was amended to permit the holders of the 310,000 shares to sell the shares back to the Company on July 1, 1999 based on a $5.00 value and receive common stock with a fair value of $1,550,000. The number of shares to be issued will be based on the average market price of the Company's common stock for the preceding 30 days. In consideration for the extension of the Put Option, the Company issued an additional 100,000 shares of common stock to the Seller. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In 1998, the Company issued 285 shares of common stock and warrants to purchase 40,000 shares of common stock with an exercise price of $1.50 per share to consultants for services rendered. The warrants were immediately exercisable and expire in October 2003. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act.

In September 1998, the Company sold 1,000,000 shares of common stock and warrants to purchase 1,075,000 (1,000,000 to the private placement investor and 75,000 issued as a finders fee in conjunction with this transaction) shares of common stock in a private placement for $1,500,000. These warrants, which expire in September 2000, are exercisable at $1.50 per share, if exercised prior to September 1999 and at $1.81 per share, if exercised between September 1999 and September 2000. The private offering agreement provides for price protection for the private placement investor, whereby any issuance of new stock at a price lower than $1.50 per share requires the Company to issue additional new shares sufficient to reduce the private placement investor's average purchase price to the lower per share price of such new issuance. Additionally, the price protection provision requires that, should the Company issue new shares or warrants to purchase common stock at less than $1.50 per share, the exercise price on the warrants issued in the private placement will be reduced to the lower issuance or exercise price. The shares of stock and warrants issued in the December 1998 loan agreement described in Note 6 to the Financial Statements were less than $1.50 per share. Based on the valuation information provided by the Company's accounting firm, and contract interpretation from the Company's counsel, an additional 1,181,818 shares of common stock were issued to the private placement investor and the exercise price of the warrants was reduced to $0.69 per share, effective September 10, 1998. However, the investor notified the Company that it objects to the Company's interpretation of the price protection provision in the warrant and believes that it should receive additional shares of common stock underlying the warrant. The Company and its counsel have reviewed the investors objection and the relevant documents and believes that the Company's issuance of additional shares of common stock and adjustment of the warrant exercise price are proper and do not believe that any additional shares should be required to be issued under the warrants.
There can be no assurance, however that the company will not ultimately be required to issue such additional shares. All warrants issued in conjunction with this private placement were outstanding at December 31, 1998. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Regulation S of the Securities Act.

In December 1998, the Company entered into a loan agreement with a third party lender (the "Lender") to borrow $1,850,000. In accordance with the loan requirements, the Lender advanced $1,150,000 to the Company on December 31, 1998 and $700,000 in January 1999. The Company issued the Lender 940,679 shares of common stock as prepaid interest on the loan. Additionally, the Company issued the Lender warrants to purchase 3,743,540 shares of common stock at $0.75 per share which expire in December 2003. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In December 1998, the employment agreements of four executive officers were terminated. As part of the severance agreements with three officers, all previously issued options to purchase the Company's stock held by such officers were canceled and the remaining officer's options expired. Three officers were issued warrants, which expire in December 2000 to purchase an aggregate of 1,200,000 shares of common stock at an exercise price of $1.00 per share as part of their severance agreement. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition of The RiceX Company as of December 31, 1998 and the results of operations for the fiscal years ended December 31, 1997 and 1998, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

This Annual Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially as a result of certain factors, including those set forth hereafter and elsewhere in this Annual Report

OVERVIEW

Since its formation in 1989, the Company has been engaged in extensive research and development activities that resulted in the development of the RiceX Process to stabilize rice bran. During 1996, 1997 and 1998, the Company accelerated its research, including clinical trials; product development; equipment development; procurement of manufacturing facilities; development of markets and distribution methods; negotiation of strategic alliances; patent applications; raising capital; and development of corporate infrastructure, including executive recruitment activities. The Company commenced commercial operations in 1996 with product sales for the year aggregating approximately $784,000 and the Company reported a net loss of approximately $5,024,000 for the year ended December 31, 1996.

During 1997, in addition to continuing its research and development, sales and marketing and other commercial activities, the Company continued the development of its corporate infrastructure through the recruitment of a Chief Executive Officer (the "CEO") in April 1997 to focus on the development of the corporate infrastructure, raise additional capital and permit Mr. Daniel McPeak, Sr., the Company's co-founder, to devote more of his efforts to his duties as the Chairman of the Company's Board of Directors. In September and October 1997, the CEO successfully recruited three executives to direct the Company's Research and Development; Sales and Marketing; and Finance and Administration activities. The CEO also devoted significant time to raising additional capital for the Company. Product sales for 1997 aggregated approximately $3,291,000 and the Company reported a net loss of approximately $7,769,000 for the year ended December 31, 1997.

In December 1998, with sales lagging 1997, with unsuccessful efforts to raise sufficient financing to support the Company's growth model and in an effort to significantly reduce the Company's overhead, the CEO and the three executives recruited by the CEO in 1997 agreed with the Company to terminate their multi-year employment contracts in exchange for severance agreements that provided for cash payments aggregating $260,000 and warrants to purchase an aggregate of 1,200,000 shares of common stock at $1.00 per share for a period of two years. The Board of Directors re-elected Mr. Daniel McPeak, Sr. Chief Executive Officer, expanded Ms. McPeak's duties as President, and returned Mr. McPeak, Jr. and Mr. Crow to the positions they had held prior to the hiring of the CEO as managers of sales and marketing and finance and administration, respectively. Mr. Lynch was assigned responsibility for research and development, a function he managed while with Centennial Foods, Inc. Product sales for 1998 aggregated approximately $2,914,000 and the Company reported a net loss of approximately $5,298,000 for the year ended December 31, 1998.

For a complete understanding of these activities, this Management's Discussion and Analysis should be read in conjunction with Part I. Item 1. Description of Business and Part II. Item 7-Financial Statements to this Form 10-KSB.

YEAR ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

Revenue in 1998 decreased approximately 11% to $2,950,336 from $3,332,617 in 1997. While revenues from the sale of stabilized rice bran and fiber complex increased $165,000 and $140,000, respectively, such gains were offset by declines in the sales of Ricelin and organic baby cereals of $613,000 and $70,000, respectively. The decline is Ricelin sales was primarily due to one customer not achieving its 1998 sales objectives. While the sales of stabilized rice bran products accounted for approximately 88% and 89% of total sales in 1997 and 1998, respectively, the mix of such products differed significantly. In 1998, sales of stabilized rice bran, primarily for the equine market accounted for 67% of revenue versus 53% in 1997 and sales of Ricelin and fiber complex for use as a functional food ingredient accounted for 21% of sales in 1998 versus 36% of sales in 1997. Cereal processing for H.J. Heinz's organic infant cereal accounted for 10% of sales in 1998 versus 11% of sales in 1997. In 1998, the Company completed its production contract with H.J. Heinz and no future sales to this customer are anticipated. Management is currently seeking contracts to replace the infant cereal production.

The gross margin on sale of products was 9% and 28% in 1998 and 1997, respectively. The decrease was primarily as a result of an inventory valuation adjustment of $533,000 in 1998. The adjustment was attributed mostly to the write-off of dated inventory. Gross margins in 1998, prior to the inventory valuation adjustment, were 27% of product sales, comparable to 1997 results. The Company expects that gross margins will improve as production capacity and sales grow.

Research and development expenditures totaled $1,056,702 in 1998, up 34% from $790,095 in 1997, reflecting the Company's continued commitment to research and development. In 1998 and 1997 the Company's research and development activities included the design of the RiceX Process for stabilizing rice bran, product development and testing and clinical studies to test the efficacy of RiceX in ameliorating the effect of certain diseases. The Company also successfully developed rice bran oil for the Nutrilite Division of Amway Corporation in 1998. Approximately $152,000 (19%) of the increase in research and development expenditures in 1998 were associated with the salary of, and the severance payment to the executive officer that left the Company's employment in December 1998.

Selling, general and administrative expenses increased $261,439 (11%) to $2,684,542 in 1998 from $2,423,103 in 1997. Selling, general and administrative activities in 1997 were directed at raising capital, establishing manufacturing facilities, developing a direct sales effort, adding executive management and building corporate infrastructure. Most of these efforts carried through to 1998. Approximately $617,000 (23%) of the increase in selling, general and administrative expenses were attributed to the salaries of, and the severance payments to the three executive officers that left the Company's employment in December 1998. The termination of all four executives had an immediate effect of reducing overhead expenses by more than $1,000,000 annually.

The year ended December 31, 1998 included a non-cash charge totaling $980,476 which comprised $591,576 relating to the vested portion of previously issued options held by the executive officers in December 1998 and $388,900 compensation expense associated with the fair value of the warrants issued to these officers as part of their severance agreement. In 1997, a similar non-cash charge totaling $2,031,570 was associated with the one-time issuance and subsequent vesting of favorably priced stock options to employees and directors.

Professional fees in 1998 were $358,001 compared to $1,907,399 to 1997. In 1997, legal fees were incurred in connection with patent searches and applications, consulting fees for capital raising activities and executive searches, and litigation that was successfully concluded by December 31, 1997. The 1998 professional fees included mostly legal and accounting fees associated with the re-incorporation and merger, SEC registration, private placement, debt financing in December 1998, and severance agreements. See Part I. Item 1 - "The Company" and Part II. Item 5. - "Recent Sales of Unregistered Securities."

Interest expense in 1998 was $538,752 compared to $533,902 in 1997. In both 1998 and 1997, this primarily represents the amortization of certain debt issuance costs and accrued interest.

1997 earnings were also impacted by a $1,325,000 non-cash charge relating to a conversion feature granted to a lender in connection with the restructuring of debt. The charge represents the difference between the fair market value of the Company's stock and the conversion rate on the date of borrowing. There was no similar charge in 1998.

The Company's net loss for 1998 totaled $5,298,145, or $.26 per share, compared $7,768,598, or $.40 per share for 1997. As discussed above, the decrease in the Company's net loss reflects the significant reduction in professional fees, the non recurrence of the 1997 charge for the beneficial conversion feature, and significant reduction in the compensation expense associated with employee stock options; offset by an increased investment in research and development, a significant reduction in gross profit on the Company's product sales and a virtual elimination of interest income as the Company utilized its uninvested cash at December 31, 1997 to fund 1998 operations.

YEAR ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

Revenue in 1997 increased to $3,332,617 from $907,802 in 1996. The increase resulted from the Company's direct sales efforts, the establishment of stabilized rice bran manufacturing facilities at Farmer's Rice Co-op and California Pacific Rice Mill in March and August 1996, respectively, and the acquisition of the FoodEx MT facility. For the year ended December 31, 1997, approximately 88% of the Company's revenue were sales of stabilized rice bran products, of which, approximately 60% was stabilized rice bran, primarily for use in the equine market, and 40% was sales of RiceX Ricelin for use as a functional food ingredient. Food processing for H.J. Heinz at the FoodEx MT plant accounted for 11% of total sales.

The gross margin on sale of products was 28% and 35% in 1997 and 1996, respectively. As the gross margin on RiceX Ricelin is greater than on RiceX, the Company's core stabilized rice product, gross margins will vary depending on product mix and utilization of production capacity.

Research and development expenditures totaled $790,095 in 1997, up from $632,975 in 1996. The Company's research and development activities included the design of the RiceX Process for stabilizing rice bran, product development and testing and clinical studies to test the efficacy of RiceX in ameliorating the effect of certain diseases.

Selling, general and administrative expenses increased to $2,423,103 in 1997 from $1,033,009 in 1996. Selling, general and administrative activities in 1996 were directed at raising capital, negotiating supply contracts, establishing manufacturing facilities, and developing a direct sales effort. In 1997, these activities were accelerated, additional executive management and corporate infrastructure was added, and sales and marketing efforts were stepped up to include the development of strategic alliances and the establishment of international markets.

The year ended December 31, 1997 also included a non-cash charge totaling $2,031,570 associated with the one-time issuance and subsequent vesting of favorably priced stock options to employees and directors. There was no such similar charge in 1996.

Professional fees in 1997 were $1,907,399 compared to $919,784 to 1996. In both years, legal fees were incurred in connection with the Core Iris, Inc. reverse merger and in capital transactions. 1997 also included legal fees associated with patent searches and applications, consulting fees for capital raising activities and executive searches, and litigation that was successfully concluded by December 31, 1997.

Interest expense in 1997 was $533,902 compared to $182,151 in 1996 due to substantial new borrowing in the latter half of 1996 and early 1997 and the amortization in 1997 of certain debt issuance costs on a note that was restructured.

1997 earnings were also impacted by a $1,325,000 non-cash charge relating to a conversion feature granted to a lender in connection with the restructuring of debt. The charge represents the difference between the fair market value of the Company's stock and the conversion rate on the date of borrowing. In 1996, there was a $2,687,000 non-cash charge to earnings related to a favorably priced stock option granted as a finder's fee for locating financing.

The Company's net loss for 1997 totaled $7,768,598, or $.40 per share, compared to $5,024,323, or $.28 per share for 1996. As discussed above, the increase in the Company's net loss reflects the acceleration of its research and development activities, along with the costs of attracting new executive management and with building corporate infrastructure to support initial manufacturing operations and expected growth. The net loss was also impacted by the costs of raising capital and interest costs for the debt and equity required to support the Company's operations until sufficient operating volumes are achieved.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company has yet to generate positive cash flow from its operations due to the preliminary nature of such operations, substantial ongoing investment in research and development efforts, and an infrastructure that was built sooner than the Company realized its expected growth potential. Consequently, the Company has been substantially dependent on private placements of its equity securities and debt financing to fund its cash requirements.

The Company relied heavily on proceeds from the sale of common stock and from the issuance of long-term debt to fund its activities in 1998. Cash used in operations in 1998 totaled $2,471,944. Cash balances at December 31, 1998 increased by $295,175 to 1,158,302 from $863,127 at December 31, 1997.

In December 1998, the Company entered into a loan agreement with a third party lender (the "Lender") to borrow $1,850,000. In accordance with the loan agreement, the Lender advanced $1,150,000 to the Company on December 31, 1998 and $700,000 in January 1999. The Company issued the Lender 940,679 shares of common stock as prepaid interest on the loan. Additionally, the Company issued the Lender warrants to purchase 3,743,540 shares of common stock at $0.75 per share which expire in December 2003.

In September 1998, the Company sold 1,000,000 shares of common stock and issued warrants to purchase 1,075,000 (1,000,000 to the private placement investor and 75,000 issued as a finders fee in conjunction with this transaction) shares of common stock in a private placement for $1,500,000. These warrants, which expire in September 2000, are exercisable at $1.50 per share, if exercised prior to September 1999 and at $1.81 per share, if exercised between September 1999 and September 2000. The private offering agreement provides for price protection for the private placement investor, whereby any issuance of new stock at a price lower than $1.50 per share requires the Company to issue additional new shares sufficient to reduce the private placement investor's average purchase price to the lower per share price of such new issuance. Additionally, the price protection provision requires that, should the Company issue new shares or warrants to purchase common stock at less than $1.50 per share, the exercise price on the warrants issued in the private placement will be reduced to the lower issuance or exercise price. The shares of stock and warrants issued in the December 1998 loan agreement described in Note 6 to the Financial Statements were less than $1.50 per share. Based on the valuation information provided by the Company's accounting firm, and contract interpretation from the Company's counsel, an additional 1,181,818 shares of common stock were issued to the private placement investor and the exercise price of the warrants was reduced to $0.69 per share, effective September 10, 1998. However, the investor notified the Company that it objects to the Company's interpretation of the price protection provision in the warrant and believes that it should receive additional shares of common stock underlying the warrant. The Company and its counsel have reviewed the investors objection and the relevant documents and believes that the Company's issuance of additional shares of common stock and adjustment of the warrant exercise price are proper and do not believe that any additional shares should be required to be issued under the warrant.
There can be no assurance that the Company will not ultimately be required to issue such additional shares. All warrants issued in conjunction with this private placement were outstanding at December 31, 1998.

In February 1997, a 1996 loan agreement ("Loan Agreement") with Monsanto Corporation ("Monsanto") pursuant to which Monsanto had advanced $5,000,000 to the Company, was substantially renegotiated.

The renegotiated loan is non-interest bearing, due in November 1999 and convertible into shares of the Company's common stock at the lower of $5.00 per share or the price per share the Company receives in a sale of its common stock in a financing of at least $1,000,000 occurring closest and prior to a notice of intent to convert. The Company recorded a charge against operations of $1,325,000 in 1997 for the beneficial conversion feature as a result of the fair market value of the stock being greater than the conversion rate on the scheduled dates the Company received the proceeds pursuant to the Loan Agreement. As a result of this charge, the effective interest rate of the loan is greater than the interest rate currently available to the Company for similar debt; therefore no imputed interest has been calculated on this loan. The outstanding principal of the Loan Agreement at December 31, 1998 was $5,000,000 and is convertible into 7,272,727 shares of the Company's common stock.

Effective January 1997, the Company acquired the assets of FoodEx MT in exchange for 310,000 shares of the Company's common stock and the assumption of certain liabilities totaling $1,320,000. The seller has the option sell the common shares back to the Company at a price of $5.00 per share in November 1998 or sooner upon the occurrence of certain events. In 1998, the Put Option was amended to permit the holders of the 310,000 shares to sell the shares back to the Company on July 1, 1999 based on a $5.00 value and receive common stock with a fair value of $1,550,000. The number of shares to be issued will be based on the average market price of the Company's common stock for the preceding 30 days In consideration for the extension of the Put Option, the Company issued an additional 100,000 shares of common stock to the Seller. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

During 1997, 88,465 shares of the Company's common stock valued at $389,727 were issued to consultants in lieu of cash compensation and reported as professional fees expense for the year ended December 31, 1997. In addition 50,000 stock warrants at $2.00 per share were issued to consultants in lieu of cash compensation. These warrants were valued at $211,950 pursuant to SFAS 123 and recorded as professional fees expense for the year ended December 31, 1997.

As of December 31, 1998, the Company's cash reserves totaled $1,158,302 and other total current assets were $1,333,402. In January 1999 the Company received $700,000 pursuant to the December 1998 financing described above. The Company used significant portions of its cash reserves to retire the FoodEx MT debt of $1,289,149 and pay deferred compensation and severance payments to the four executives that terminated in December 1998. The cash requirement in 1999 is projected to be significantly reduced by the termination of the four executives in December 1998, as well as the efforts of management to reduce projected fixed overheads more than 50%, and budgeted 1999 sales revenues improving over last year's performance. However there can be no assurances that such reduction or such increase in revenue will occur or remain in effect.

The Company is taking additional steps to address the approximate $7,000,000 debt that matures in November 1999. The Company will need new debt financing or additional capital to repay the Monsanto and Dominion liabilities or the ability to restructure the notes to extend the payment terms consistent with the Company's anticipated ability to repay them from the cash flow from operations in the future.

For 1999, the Company expects to incur additional costs for research and development, including clinical studies, and professional and legal fees for patent and trademark applications. It also expects to expand its sales and marketing efforts. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet such expansion requirements.

The Company is taking steps to raise equity capital. However, there can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms satisfactory to the Company.

The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, manufacturing operations, clinical studies and regulatory activities and, potentially, to cease its operations. Any additional equity financing may involve substantial dilution to the Company's shareholders.

Item 7.   FINANCIAL STATEMENTS


                           THE RICEX COMPANY
                      (formerly Food Extrusion, Inc.)

                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----
Report of Independent Accountants                                          27
Consolidated Balance Sheet as of December 31, 1998                         28
Consolidated Statements of Operations
     for the years ended December 31, 1998 and 1997                        29
Consolidated Statements of Shareholders' Equity (Deficit)
     as of December 31, 1998 and 1997                                      30
Consolidated Statements of Cash Flows
     for the years ended December 31, 1998 and 1997                        31
Notes to Consolidated Financial Statements                                 32

                        REPORT OF INDEPENDENT ACCOUNTANTS



 To the Board of Directors of
 The RiceX Company (formerly Food Extrusion, Inc.)

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of The RiceX Company (formerly Food Extrusion, Inc.) at December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP

Sacramento, California
March 26, 1999

                               THE RICEX COMPANY
                        (formerly Food Extrusion, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                        ASSETS
Current assets:
  Cash and cash equivalents                                                             $        1,158,302
  Receivable from debt financing                                                                   700,000
  Trade accounts receivable                                                                        391,743
  Inventories                                                                                      212,261
  Deposits and other current assets                                                                 29,398
                                                                                           ----------------
     Total current assets                                                                        2,491,704
Property and equipment, net                                                                      3,692,882
Note receivable                                                                                    136,604
Other assets                                                                                       133,973
                                                                                           ----------------
                                                                                        $        6,455,163
                                                                                           ----------------
                                                                                           ----------------
                        LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt                                                     $        7,955,428
  Accounts payable and accrued liabilities                                                       1,404,853
                                                                                           ----------------
     Total current liabilities                                                                   9,360,281
Long-term debt, net of current portion                                                           1,850,000
                                                                                           ----------------
     Total liabilities                                                                          11,210,281
                                                                                           ----------------

Commitments and Contingencies

Shareholders' equity (deficit):
   Preferred stock, par value $.001 per share, 10,000,000 shares
     authorized, no shares issued and outstanding                                                      ---
  Common stock, par value $.001 per share, 100,000,000 shares
     authorized, 22,027,997 shares issued and outstanding                                           22,028
  Additional paid-in capital                                                                    18,030,155
  Accumulated deficit                                                                         (20,767,518)
  Equity issued as prepaid interest and debt issuance costs                                    (2,039,783)
                                                                                           ----------------
     Total shareholders' deficit                                                               (4,755,118)
                                                                                           ----------------
                                                                                        $        6,455,163
                                                                                           ----------------
                                                                                           ----------------

        The accompanying notes are an integral part of these consolidated financial statements.

                              THE RICEX COMPANY
                       (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                             1997               1998
                                                                        ---------------    ----------------
Revenue:
  Sales                                                                 $    3,291,315     $     2,913,831
  Royalties                                                                     41,302              36,505
                                                                        ---------------    ----------------
                                                                             3,332,617           2,950,336

Cost of sales                                                                2,364,383           2,651,469
                                                                        ---------------    ----------------
                                                                               968,234             298,867

Research and development expenses                                              790,095           1,056,702
Selling, general and administrative expenses                                 2,423,103           2,684,542
Stock option and warrant compensation to employees                           2,031,570             980,476
Professional fees                                                            1,907,399             358,001
                                                                        ---------------    ----------------

     Loss from operations                                                  (6,183,933)         (4,780,854)

Other income (expense):
  Interest and other income                                                    275,037              22,261
  Interest and other expense                                                 (533,902)           (538,752)
  Beneficial conversion feature                                            (1,325,000)                 ---
                                                                        ---------------    ----------------

     Loss before provision for income taxes                                (7,767,798)         (5,297,345)

Provision for income taxes                                                       (800)               (800)
                                                                        ---------------    ----------------

     Net loss                                                           $  (7,768,598)     $   (5,298,145)
                                                                        ---------------    ----------------
                                                                        ---------------    ----------------

Basic earnings per share;
  Net loss per share                                                    $       (0.40)     $        (0.26)
                                                                        ---------------    ----------------
                                                                        ---------------    ----------------

Weighted average number of shares outstanding                               19,499,049          20,350,496
                                                                        ---------------    ----------------
                                                                        ---------------    ----------------

        The accompanying notes are an integral part of these consolidated financial statements

                                  THE RICEX COMPANY
                           (formerly Food Extrusion, Inc.)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                             Equity Issued
                                                                               as Prepaid                                 Total
                                                                              Interest and   Unearned           Note      Share-
                             Common Stock         Additional                      Debt        Stock          Receivable  holders'
                        ---------------------      Paid-In      Accumulated     Issuance      Option            from      Equity
                           Shares      Amount      Capital       (Deficit)       Costs     Compensation     Shareholder  (Deficit)
                        -----------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1996      18,000,750   18,001   $ 7,738,236   $ (7,700,775)   $      ---           ---   $    (3,050)     $  52,412
Issuance of common
  stock pursuant
  to the exercise of
  stock options           2,126,000    2,126     4,048,874             ---          ---           ---    (3,996,950)        54,050
Issuance of common
  stock for services         88,465       88       389,639             ---          ---           ---            ---       389,727
Issuance of stock
  warrants for
  services                      ---      ---       211,950             ---          ---           ---            ---       211,950
Issuance of stock
  options to employees          ---      ---     3,999,350             ---          ---    (3,999,350)           ---           ---
Vesting of stock
  options  to employees         ---      ---           ---             ---          ---     2,031,570            ---     2,031,570
Beneficial conversion
   feature on long-term
   debt                         ---      ---     1,325,000             ---          ---           ---            ---     1,325,000
Net loss for the year           ---      ---           ---     (7,768,598)          ---           ---            ---    (7,768,598)
                        -----------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1997      20,215,215   20,215    17,713,049    (15,469,373)                (1,967,780)    (4,000,000)    (3,703,889)
Issuance of common
  stock and warrants
  for services                  285      ---        43,540             ---          ---           ---            ---        43,540
Issuance of common
  stock for put
  extension                 100,000      100       117,800             ---          ---           ---            ---       117,900
Reclassification of
   redeemable common
   stock                    310,000      310     1,549,690             ---          ---           ---            ---     1,550,000
Issuance of common
  stock pursuant to
  the exercise of stock
  options                   280,000      280       279,720             ---          ---           ---            ---       280,000
Rescission of Note
  Receivable and
  exercise of option     (2,000,000)  (2,000)   (3,998,000)             ---          ---           ---      4,000,000          ---
Issuance of common
  stock in private
  placement, net of
  offering costs of
  $225,000                2,181,818    2,182     1,272,818             ---          ---           ---            ---     1,275,000
Vesting of stock
  options to employees          ---      ---           ---             ---          ---       591,576            ---       591,576
Forfeiture of unvested
  stock options to
  employees                     ---      ---   (1,376,204)             ---          ---     1,376,204            ---           ---
Issuance of warrants as
   severance to employees       ---      ---       388,900             ---          ---           ---            ---       388,900
Issuance of common stock
  to prepay interest
  on debt financing         940,679      941       646,245             ---     (647,186)           ---            ---          ---
Issuance of warrants
  for debt issuance
  costs                         ---      ---     1,392,597             ---   (1,392,597)           ---            ---          ---
Net loss for the year           ---      ---           ---     (5,298,145)           ---           ---            ---   (5,298,145)
                        -----------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1998      22,027,997   22,028   $18,030,155   $(20,767,518)  $(2,039,783)      $    ---       $    ---  $(4,755,118)
                        -----------------------------------------------------------------------------------------------------------
                        -----------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                               THE RICEX COMPANY
                        (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                1997              1998
Cash flow from operating activities:
  Net loss                                                               $   (7,768,598)   $   (5,298,145)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                               735,216           720,088
     Shares, warrants and options issued for compensation
       and services                                                            2,633,247         1,024,016
     Issuance of common stock for put extensions                                     ---           117,900
     Accretion of debt discount                                                  241,526           215,736
     Beneficial conversion feature                                             1,325,000               ---
     Gain on sale of equipment                                                       ---           (4,569)
   Net changes in operating assets and liabilities:
     Trade accounts receivable                                                 (374,086)           186,870
     Inventories                                                               (377,509)           314,716
     Deposits and other current assets                                            81,356          (17,746)
     Deferred debt issuance costs                                                141,892            70,502
     Accounts payable and accrued liabilities                                    730,657           198,688
                                                                            -------------     -------------
          Net cash used in operating activities                              (2,631,299)       (2,471,944)
                                                                            -------------     -------------
Cash flows from investing activities:
    Sales (purchases) of property and equipment, net                           (611,432)            41,412
    Payments for trademarks and patents                                        (345,665)          (22,900)
    Collection on note receivable                                                 54,092           109,304
                                                                            -------------     -------------
          Net cash provided by (used for) investing activities                 (903,005)           127,816
                                                                            -------------     -------------
Cash flows from financing activities
    Proceeds from issuance of common stock                                        54,050         1,555,000
    Proceeds from issuance of long-term debt                                   2,500,000         1,150,000
    Principal payments on long-term debt                                        (56,919)          (35,645)
    Payment of long-term debt to shareholders                                   (88,000)          (30,052)
                                                                            -------------     -------------
          Net cash provided by financing activities                            2,409,131         2,639,303
                                                                            -------------     -------------
Net increase (decrease) in cash and cash equivalents                         (1,125,173)           295,175
Cash and cash equivalents, beginning of year                                   1,988,300           863,127
                                                                            -------------     -------------
Cash and cash equivalents, end of year                                          $863,127        $1,158,302
                                                                            -------------     -------------
                                                                            -------------     -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                               THE RICEX COMPANY
                        (formerly Food Extrusion, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The RiceX Company ("RiceX"), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company. RiceX has a wholly owned subsidiary, Food Extrusion Montana, Inc. (FoodEx Montana). The consolidated financial statements include the accounts of RiceX and FoodEx Montana (collectively "the Company"), after the elimination of all inter-company balances and transactions.

The Company is an agribusiness food technology company, which has developed a proprietary process to stabilize rice bran. RiceX is headquartered in El Dorado Hills, California and has stabilization equipment located at two rice mills in Northern California. The Company purchases raw rice bran from these two mills and mill employees, under Company supervision, operates the Company's equipment to stabilize rice bran. The Company pays a processing fee to the mills for this service. Under an agreement with one of the mills, that mill may use the Company's equipment to stabilize rice bran for its customers in exchange for the payment of a royalty fee to the Company. The Company intends to enter into additional relationships with rice processors as part of its overall business strategy.

FoodEx Montana is engaged in the business of custom manufacturing grain based products for food ingredient companies at its production facility in Dillon, Montana. The facility has specialized processing equipment and techniques for the treatment of grain products to cook, enzyme treat, convert, isolate, dry and package finished food ingredients. The soluble form of the Company's rice bran products is produced at the Montana facility.

The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies. Congress enacted the Dietary Supplement Health Education Act of 1994
("DSHEA"), which limits the FDA's jurisdiction in regulating dietary supplements. The FDA has recently proposed regulations with the purpose of implementing DSHEA and proposals have been made to modify or change the provisions of DSHEA. The effect that those regulations or proposed changes will have on the operations of the Company cannot currently be determined.

A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements follows:

GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses and negative cash flows from operations since inception and has a shareholders' deficit of $4,755,118 at December 31, 1998. The Company's business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance and absence of an operating history. Therefore, there can be no assurance that the Company's business or products will be successful or that the Company will be able to achieve or maintain profitable operations. There can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

The Company is taking steps to raise additional equity capital. The Company is seeking additional equity financing to provide the capital required to make significant investments in research and development. The Company also intends to utilize the additional capital to expand its manufacturing capacity and marketing efforts to increase sales to a level that will make the Company self-sustaining.

The timing and amount of any capital requirements cannot be predicted at this time. There can be no assurance that any financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to continue, develop or expand its business, develop new products, or develop new markets at the rate desired and its operating results may be adversely affected. Equity financing could result in additional dilution to existing shareholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FINANCIAL STATEMENT PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable for sales to major customers. The Company performs credit evaluations on its customers' financial condition and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based upon expected collectibility of all accounts receivable. Uncollected accounts have not been significant.

Three customers accounted for 63% (41%, 11%, and 10%) and 57% (30%, 17%, and 10%) of sales for the years ended December 31,1998 and December 31, 1997, respectively. No other customer accounted for more than 10% of sales.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with an original or remaining maturity at the time of purchase of three months or less.

INVENTORIES

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the shorter of the estimated life of the asset or the lease term, generally ranging from three to ten years. Upon sales or retirement, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in results of operations. The cost of additions, improvements, and interest on construction are capitalized, while maintenance and repairs are charged to operations when incurred.

DEBT ISSUANCE COSTS

Costs incurred in connection with debt financing agreement are deferred and amortized over the terms of the related obligations using the straight-line method.

REVENUE RECOGNITION

Revenue from product sales are recognized as products are shipped.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred.

STOCK OPTIONS

The Company accounts for employee stock options in accordance with APB 25, under which compensation expense is recognized in the financial statements when option grants are issued at less than fair market value on the grant date. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which require the Company to disclose pro forma net income (loss) assuming compensation expense related to options granted was determined using the fair value method. As required by SFAS 123, the Company has valued stock option and warrants granted to non-employees and made the required pro forma calculations under the fair value method using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998: risk-free interest rate of 6.77% in 1997 and 5.26% in 1998; expected option lives of one to five years; expected volatility of 72% in 1997 and 104% in 1998; and no expected dividend in either year.

NET LOSS PER SHARE

The Company calculates earnings (loss) per share in accordance with SFAS No.
128. Basic net loss per share is computed on the weighted average number of shares of common stock outstanding during each period. The weighted average number of shares outstanding do not include potentially dilutive instruments including stock options, warrants and convertible long-term debt, as the Company has reported a loss from operations for each of the two years in the period ended December 31, 1998.

INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred income tax assets and liabilities result from the future tax consequences associated with temporary differences between the carry amounts and the tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not, that all, or some portion, of such deferred tax assets will not be realized.

ACCOUNTING FOR LONG-LIVED ASSETS

Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by a non-discounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value. There have been no material impairments recognized in these consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998 which changes the way the Company reports information about its operating segments. As the Company operates as a single business unit, the adoption of this pronouncement had no effect on the Company's reporting.

2.       BUSINESS COMBINATION

Effective January 1997, FoodEx Montana entered into an asset purchase agreement, shareholders' agreement and security agreement (collectively, the "Asset Purchase Agreements") with an unrelated company ("Seller") to acquire a manufacturing facility located in Montana in exchange for 310,000 shares of the Company's common stock, the assumption of certain obligations totaling approximately $1,320,000, and the assumption of all obligations under the Seller's 401(k) plan. The Company has recorded the acquisition using the purchase method of accounting as follows:

       Redeemable common stock issued                             $  1,550,000
       Liabilities assumed, net of $232,071 discount                 1,087,964
                                                                  -------------
           Acquisition price of facility                          $  2,637,964
                                                                  -------------
                                                                  -------------

The Asset Purchase Agreements also granted the Seller the option to sell the common stock back to the Company at a price of $5.00 per share for a 30 day period beginning November 1, 1998 (the "Put Option"). The assets acquired under the Asset Purchase Agreements are pledged as collateral for the Put Option.

In 1998, the Put Option was amended to permit the holders of the 310,000 shares to sell the shares back to the Company on July 1, 1999 based on a $5.00 value and receive common stock with a fair value of $1,550,000. The number of shares to be issued will be based on the average market price of the Company's common stock for the preceding 30 days. The Company may accelerate the Put Option at any time prior to July 1, 1999 on terms similar to those described above. The right to sell back the shares terminates if the Company's stock closes at or above $5.00 per share for ten consecutive trading days prior to July 1, 1999. In consideration for the extension of the Put Option, the Company issued an additional 100,000 shares of common stock to the Seller. The common stock reported as redeemable at December 31, 1997 has been reclassified as shareholders' equity as the Put Option can no longer be exercised for cash.

3.       INVENTORIES

At December 31, 1998, inventories are composed of $133,194 of finished goods and $79,067 of packaging supplies.

4.       PROPERTY AND EQUIPMENT

At December 31, 1998, property and equipment consists of the following:

             Land and buildings                                         $    367,961
             Equipment                                                     4,126,702
             Leasehold improvements                                          381,642
             Furniture and fixtures                                          225,417
                                                                        -------------
                                                                           5,101,722
             Less accumulated depreciation and amortization               (1,610,740)
                                                                        -------------
                                                                           3,490,982
             Equipment not placed in service                                 201,900
                                                                        -------------
                                                                        $  3,692,882
                                                                        -------------
                                                                        -------------

5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 1998, accounts payable and accrued liabilities consist of the following:

             Trade accounts payable                                     $    413,317
             Severance payable to employees                                  260,417
             Accrued interest                                                243,323
             Other accrued liabilities                                       487,796
                                                                        -------------
                                                                        $  1,404,853
                                                                        -------------
                                                                        -------------

6.       LONG-TERM DEBT

At December 31, 1998, long-term debt consists of the following:

              Notes payable to related parties:
                Note payable to shareholder, face amount of $1,750,000,
                  secured by equipment, stated interest rate of 5%, imputed
                  interest rate of 13%, due November 1999                       $  1,646,783
               Note payable to shareholder, stated interest rate of 18%,
                  interest prepaid in common stock, due December 2000              1,850,000
              Notes payable - other:
               Note payable secured by six rice extruders, non-interest
                  bearing, due October 1999                                        5,000,000
               Notes payable secured by equipment, non-interest bearing
                  imputed interest rate of 13%, repaid January 1999                1,289,149
                Other notes payable                                                   19,496
                                                                                --------------
                                                                                   9,805,428
              Less current portion                                                (7,955,428)
                                                                                --------------
                                                                                $  1,850,000
                                                                                --------------
                                                                                --------------

The book value of total assets pledged as collateral on notes payable at December 31, 1998 is $3,276,546.

At December 31, 1998, the scheduled maturities of long-term debt, at their discounted values, are $7,955,428 and $1,850,000 in 1999 and 2000, respectively.

In December 1998, the Company entered into a loan agreement with a previously unrelated party (the "Lender") to borrow $1,850,000. The Lender advanced $1,150,000 to the Company on December 31, 1998 and $700,000 in January 1999. The Company issued the Lender 940,679 shares of common stock as prepaid interest on the loan. Additionally, the Company issued the Lender warrants to purchase 3,743,540 shares of common stock at $0.75 per share which expire in December 2003. The Company recorded $647,186 of prepaid interest reflecting the fair market value of the shares on December 31, 1998 and $1,392,597 of debt issuance costs, reflecting the fair value of the warrants on December 31, 1998. The Company valued the warrants in accordance with SFAS No. 123 using the Black-Scholes option pricing model. The prepaid interest and debt issuance costs related to this transaction are recorded as a contra account to shareholders' equity.

In February 1997, a 1996 loan agreement ("Loan Agreement") with Monsanto Corporation ("Monsanto") pursuant to which Monsanto had advanced $5,000,000 to the Company, was substantially renegotiated. The renegotiated loan is non-interest bearing, due in November 1999 and convertible into shares of the Company's common stock at the lower of $5.00 per share or the price per share the Company receives in a sale of its common stock in a financing of at least $1,000,000 occurring closest and prior to a notice of intent to convert. The Company recorded a charge against operations of $1,325,000 in 1997 for the beneficial conversion feature as a result of the fair market value of the stock being greater than the conversion rate on the scheduled dates the Company received the proceeds pursuant to the Loan Agreement. As a result of this charge, the effective interest rate of the loan is greater than the interest rate currently available to the Company for similar debt; therefore no imputed interest has been calculated on this loan. The outstanding principal of the Loan Agreement at December 31, 1998 was $5,000,000 and is convertible into 7,272,727 shares of the Company's common stock.

In connection with the acquisition of certain assets of the Montana manufacturing facility FoodEx, Montana assumed certain existing non-interest bearing obligations with a face value of $1,320,035. Imputed interest related to these obligations of $128,310 and $103,140 were accreted and added to principal during the years ended December 31, 1997 and 1998, respectively. These obligations were paid in full in January 1999.

In March 1996, the Company borrowed $1,750,000 from a financing company and issued 578,000 shares of the Company's common stock to the financing company. The Company allocated $1,339,620 of the proceeds to debt and $410,380 to common stock. The stated interest rate on the note is 5%, while the effective annualized interest rate on the note, taking into account the issuance of common stock, is 13%. As of December 31, 1998, $307,163 of imputed interest has been accreted and added to principal.

7.       COMMITMENTS

The Company leases office and laboratory/warehouse space under operating leases which expire in 2006. Beginning in October 2001, the Company has the unilateral right to terminate the operating leases with six months written notice. Future minimum rental payments required under these non-cancelable operating lease agreements are $127,684 in 1999, $128,482 in 2000 and $98,158 in 2001.

Rent expense under operating leases was $136,915 and $122,478 for the years ended December 31, 1997 and 1998, respectively.

8.       SHAREHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

In 1998, in conjunction with RiceX's re-incorporation in Delaware, the Company increased its authorized number of common shares from 50,000,000 shares to 100,000,000 shares and authorized 10,000,000 shares of preferred stock which may be issued from time to time, in one or more series, and authorized its Board of Directors to establish the rights, preferences and privileges of each such series, when issued. At December 31, 1998, an aggregate of 15,735,267 shares of the Company's common stock was reserved for future issuance upon the conversion of debt and the exercise of stock options and warrants.

STOCK ISSUED FOR SERVICES

In 1998, the Company issued 285 shares of common stock and warrants to purchase 40,000 shares of common stock with an exercise price of $1.50 per share to consultants for services rendered. The warrants were immediately exercisable and expire in October 2003. The fair value of these shares and warrants, determined in accordance with SFAS No. 123 using the Black-Scholes option pricing model of $43,540 is included in professional fees for the year ended December 31, 1998.

In 1997, the Company issued 88,465 shares of common stock and warrants to purchase 50,000 shares of common stock for $2.00 per share to consultants for services rendered. The warrants were immediately exercisable and expire in October 2002. The fair market value of the common stock was $389,727 and the fair value of the warrants at date of grant, was $211,950 which have been included in professional fees for the year ended December 31, 1997.

PRIVATE PLACEMENT AND CONTINGENCY

In September 1998, the Company sold 1,000,000 shares of common stock and issued warrants to purchase 1,075,000 (1,000,000 to the private placement investor and 75,000 issued as a finders fee in conjunction with this transaction) shares of common stock in a private placement for $1,500,000. These warrants, which expire in September 2000, are exercisable at $1.50 per share, if exercised prior to September 1999 and at $1.81 per share, if exercised between September 1999 and September 2000. The private offering agreement provides for price protection for the private placement investor, whereby any issuance of new stock at a price lower than $1.50 per share requires the Company to issue additional new shares sufficient to reduce the private placement investor's average purchase price to the lower per share price of such new issuance. Additionally, the price protection provision requires that, should the Company issue new shares or warrants to purchase common stock at less than $1.50 per share, the exercise price on the warrants issued in the private placement will be reduced to the lower issuance or exercise price. The shares of stock and warrants issued in the December 1998 loan agreement described in Note 6 were less than $1.50 per share. Accordingly, effective September 10, 1998, the Company issued an additional 1,181,818 shares of common stock to the private placement investor and reduced the exercise price of the warrants to $0.69 per share. At December 31, 1998, all warrants issued in conjunction with this private placement were outstanding.

The private placement investor disagrees with the Company's interpretation of the private placement offering agreement relating to dilutive protection on the warrants. The private placement investor has asserted that the Company must issue additional warrants to purchase 1,181,818 shares of common stock at $0.69 per share. The company, with advice of legal counsel, is contesting this assertion and the matter has not currently been resolved.

WARRANTS AND NON-EMPLOYEE STOCK OPTIONS

At December 31, 1998, the warrants and non-employee stock options outstanding were as follows:

              Shares issuable under warrants and       Number of        Exercise Price        Exercise
              non-employee options                       Shares            Per Share           Period
              ------------------------------------    -------------     ----------------    --------------
              Balance, January 1, 1997                   1,600,000       $1.75 - $4.00         3 years
                Issued during the year                      50,000           2.00              5 years
                                                      -------------     ----------------    --------------
              Balance, December 31, 1997                 1,650,000         1.75-4.00          3-5 years
                Issued during the year                   6,058,540        0.69 - 1.81         2-5 years
                                                      -------------     ----------------    --------------
              Balance, December 31, 1998                 7,708,540       $0.69 - $4.00        2-5 years
                                                      -------------     ----------------    --------------
                                                      -------------     ----------------    --------------

As discussed elsewhere in these financial statements, the warrants issued in 1998 include 3,743,540 shares in connection with debt issuance costs described in Note 6, 1,075,000 shares included in the private placement described above, 1,200,000 shares related to severance agreements discussed below and other issuances. The warrants and non-employee options outstanding at December 31, 1998 do not include any warrants that might be issued in connection with the private placement-offering contingency described above.

EMPLOYEE STOCK OPTIONS

The Board of Directors of the Company has granted non-statutory and incentive stock options to officers, directors, and key employees prior to and under the Company's Stock Option Plan. At December 31, 1998, there were 5,000,000 shares of common stock reserved for grants made and to be made in the future under the Stock Option Plan. At December 31, 1998, options to purchase 140,000 shares of common stock had been granted under the Plan and 4,860,000 shares were available for future grants. Stock option information is as follows:

                                                                               Weighted-
                                                                                Average
                                                             Number of         Exercise
                                                                Shares           Price
                                                             -------------    ------------
              Shares under option at January 1, 1997              505,000     $  1.00
                Granted                                         3,110,000        2.48
                Exercised                                     (2,151,000)        1.93
                                                             -------------    ------------
              Shares under option at December 31, 1997          1,464,000        2.78
                Granted                                         5,270,000        1.88
                Exercised                                       (280,000)        1.00
                Canceled                                      (5,700,000)        2.25
                                                             -------------    ------------
              Shares under option at December 31, 1998            754,000     $  1.42
                                                             -------------    ------------
                                                             -------------    ------------

              Options exercisable at December 31, 1998            592,667     $  1.44
                                                             -------------    ------------
                                                             -------------    ------------

Compensation expense, equal to the excess of the fair market value on the date of grant and the exercise price, is recorded over the vesting period of each option. Compensation expense related to employee stock options was $2,031,570 and $591,576 for the years ended December 31, 1997 and 1998, respectively.

In May 1997, the Company's Chief Executive Officer and a director (the "CEO") exercised an option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $2.00 per share in exchange for promissory notes in the aggregate principal amount of $4,000,000 that bore interest at a rate of 8% per annum, were secured by the 2,000,000 shares of common stock purchased and were due at the earlier of May 2002 or upon the sale of all or a portion of the shares of common stock acquired upon exercise. The Company agreed to reimburse the CEO the interest payable on the notes plus the related income tax effect of such reimbursement. The CEO agreed to rescind the exercise of his option concurrent with the successful closing of the Private Placement described above.

In September 1998, the CEO, as agreed, rescinded the exercise of his options and the options to purchase 2,000,000 shares of the Company's common stock were reinstated at the original price of $2.00 per share. As the note receivable from the CEO was cancelled in connection with the rescission, the accrued interest income related to the notes receivable and the associated accrued liability for the associated reimbursements were written off to operations in the year ended December 31, 1998.

In addition, in September 1998, the Company's Board of Directors cancelled the outstanding options to purchase an aggregate of 2,950,000 shares of common stock with exercise prices ranging from $2.00 to $4.88 per share held by the CEO, four of the Company's executive officers and two directors and replaced them with options to purchase an aggregate of 2,950,000 shares of common stock at an exercise price of $1.81 per share, the fair market value of the Company's common stock on the date of grant.

In December 1998, four officers, including the CEO, were terminated from the Company. As part of the severance agreements with the officers, all previously issued options to purchase the Company's stock held by such officers were canceled. These options had been compensatory and the Company has recognized compensation expense relating to the portions of such grants that had vested in 1997 and 1998 prior to the officers' terminations. The unvested portion of the accrued compensation relating to the options at the date of termination of $1,376,204 was forfeited by the officers. In conjunction with their severance, three of the officers were paid an aggregate of $260,417 which has been recognized in 1998 as compensation expense and were issued warrants, which expire in December 2000, to purchase an aggregate of 1,200,000 shares of the Company's common stock at an exercise price of $1.00 per share. The fair value of the warrants, determined in accordance with SFAS No. 123 using the Black-Scholes option pricing model of $388,900 was recorded as compensation expense for year ended December 31, 1998.

As required by SFAS No. 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted under the fair value method using the Black-Scholes option pricing model. The model requires the input of highly subjective assumptions including expected stock volatility that is subject to change. For this reason, resulting pro-forma compensation costs are not necessarily indicative of future costs. For purposes of pro-forma disclosures, the estimated fair value of the options is recognized as an expense over the options' vesting period. The Company's pro-forma net loss and net loss per share would be as follows:

                                                                      1997              1998
                                                                      ----              ----
             Net loss, as reported                             $   (7,768,598)  $    (5,298,145)
             Net loss, pro-forma                               $   (8,144,849)  $    (5,933,033)
             Basic net loss per share - as reported            $        (0.40)  $         (0.26)
             Basic net loss per share - pro-forma              $        (0.42)  $         (0.29)
             Weighted average fair value of options
              granted to employees during the year             $         1.72   $          0.96


9.       INCOME TAXES

The provision for income taxes consists of $800 for the years ended December 31, 1997 and 1998 which represents the state minimum tax.

The difference between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                                                        TAX BENEFIT (EXPENSE)

                                                                          1997           1998
                                                                          ----           ----
             Federal statutory tax rate                                   34.0  %        34.0  %
             State and local income tax, net of federal benefit            1.2            1.4
             Option cancellation                                            --         (13.0)
             Beneficial conversion feature                               (5.8)             --
             Other                                                       (0.8)            1.5
             Valuation allowance                                        (28.6)         (23.9)
                                                                     ----------     ----------

                Effective tax rate                                           0  %           0  %
                                                                     ----------     ----------
                                                                     ----------     ----------

At December 31, 1998, deferred tax assets (liabilities) are comprised of the following:

             Net operating loss carryforward              $   3,110,716
             Options and warrants                             1,458,933
             Inventory reserve                                  185,685
             Research costs                                     746,136
             State income tax                                 (322,879)
             Other                                              278,407
                                                          --------------
                                                              5,456,998

             Less valuation allowance                       (5,456,998)
                                                          --------------
                                                          $    ---
                                                          --------------
                                                          --------------

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial statement purposes. At December 31, 1998, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 1998, net operating loss carryforwards were approximately $7,978,000 for federal tax purposes that expire at various dates from 2009 through 2013 and $4,503,000 for state tax purposes that expire at various dates from 1999 through 2003.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the "change in ownership" provisions of the internal revenue code and similar state regulations. The annual limitation may result in expiration of net operating loss carryforwards before utilization.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

 The fair value of the Company's financial instruments approximated carrying value at December 31, 1998. The Company's financial instruments include cash and short-term financial instruments for which the carrying amount approximates fair value due to the short maturity of the instruments. The carrying amount of long-term debt approximates fair value as the majority of the debt was recently borrowed at rates, or imputed at rates, currently available to the Company for similar debt.

11. SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                                Years Ended December 31,
                                                                              -----------------------------
                                                                                 1997             1998
              Supplemental cash flow information:
                Cash paid for income taxes                                 $          800  $         2,500
                Cash paid for interest expense                             $          736  $         3,200

              Non cash investing and financing activities:
                Issuance (rescission) of common stock for note receivable  $    4,000,000  $   (4,000,000)
                Issuance of common stock for assets and
                  assumptions of certain liabilities                       $    2,637,964  $           ---
                Sale of trademark for note receivable                      $      300,000  $           ---
                Assets acquired under capital leases and note payable      $       23,195  $           ---
              Reclassification of redeemable common stock                  $               $     1,550,000
              Issuance of common stock for prepaid interest
                on debt financing                                          $          ---  $       647,186
              Issuance of warrants for debt
                issuance costs                                             $          ---  $     1,392,597

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Coopers & Lybrand LLP ("C&L") were previously the principal accountants for the Company. On July 28, 1997, C&L's appointment as independent accountants was terminated and the Company engaged Price Waterhouse LLP as the Company's independent accountants. The Company's Board of Directors approved the decision to change accountants. The opinions of C&L on the balance sheets of the Company as of December 31, 1995 and 1996 and the related statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 1995 and 1996, did not contain any adverse opinions, disclaimers of opinions, or modifications as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of C&L, would have caused it to make reference to the subject matter of the disagreements in connection with its report.


                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      NAME                                    AGE             POSITION
      ----                                    ---             --------
      Daniel L. McPeak, Sr.                    64             Class III Director, CEO, and Chairman of the Board
      Patricia McPeak                          58             President and Class III Director
      Dr. Michael J. Goldblatt(1)(2)           46             Class I Director
      Kirit S. Kamdar(1)                       57             Class I Director
      Sebastian N. Rosin                       72             Class I Director
      Steven W. Saunders(2)                    43             Class I Director
      Todd C. Crow                             50             Vice President Finance & Principal Financial Officer
      Ike E. Lynch                             54             Vice President of Operations
      Daniel L. McPeak, Jr.                    39             Vice President and General Manager
      Dr. Rukmini Cheruvanky                   65             Director of Research and Development
      Dr. Reddy Sastry V. Cherukuri            62             Director of Science and Technology

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

DIRECTORS AND EXECUTIVE OFFICERS

DANIEL L. MCPEAK. Mr. McPeak co-founded the Company in February 1989 and has served as chairman of the Board of the Company since its formation. In November 1998, Mr. McPeak was re-appointed Chief Executive Officer ("CEO") of the Company. Mr. McPeak previously served as CEO of the Company from May 1989 to April 1997. Mr. McPeak is the spouse of Mrs. McPeak

PATRICIA MCPEAK. Mrs. McPeak co-founded the Company in February 1989 and has served as President and Director of the Company since its formation. From February 1989 to January 1996, Mrs. McPeak also served as Secretary of the Company. Mrs. McPeak is the spouse of Mr. McPeak.

DR. MICHAEL J. GOLDBLATT. Dr. Goldblatt has served as a Class I Director of the Company since July 1997 and will serve until the next election of Directors in 1999. Dr. Goldblatt currently serves as President & Chief Executive Officer for Intelligent Biocides. Dr. Goldblatt served as Vice President of Science and Technology for McDonalds Corporation from February 1996 to September 1998. Dr. Goldblatt held various positions during his career at McDonalds Corporation, beginning in 1987 as Director of Nutrition. Dr. Goldblatt is also a member of the Board of Directors of Bernard Technologies,

Biotechnologies Research Development Corporation and Gray Star. Mr. Goldblatt received his Ph.D. in Nutrition from the University of California, Davis.

KIRIT S. KAMDAR. Mr. Kamdar has served as a Class I Director of the Company since August 1998 and will serve until the next election of Directors in 1999. Mr. Kamdar has tendered his resignation to be effective upon the appointment of a director to fill the vacancy by (i) Monsanto upon conversion of the Monsanto Note or (ii) appointment of a director by a majority of investors, if required by the terms of any future offering of equity securities of the Company. From January 1990 to September 1992, Mr. Kamdar also served as Director of the Company, and from January 1990 to April 1994 as the Company's Executive Vice President. Since July 1974, Mr. Kamdar has been Chairman of the Board and Chief Executive Officer of Kamflex Corporation, a manufacturing corporation. Mr. Kamdar received his B.A. degree in Mechanical Engineering from the University of Bombay and his Master's Degree in Industrial Engineering and Management from Oklahoma State University.

SEBASTIAN N. ROSIN. Mr. Rosin has served as a Class I Director of the Company since September 1998 and will serve until the next election of Directors in 1999. He founded and was the Chairman and Managing Director of Rosin Engineering Company Ltd. until the company was sold in 1994. Mr. Rosin is currently the Chairman of Atritor Ltd., a leading UK manufacturer of milling and drying equipment. Mr. Rosin, who is a chemical engineer, received a Masters degree from Cambridge University.

STEVEN W. SAUNDERS. Mr. Saunders has served as a Class I Director of the Company since August 1998 and will serve until the next election of Directors in 1999. Mr. Saunders has tendered his resignation to be effective upon the appointment of a director to fill the vacancy by (i) Monsanto upon conversion of the Monsanto Note or (ii) appointment of a director by a majority of investors, if required by the terms of any future offering of equity securities of the Company. Mr. Saunders has been President of Saunders Construction, Inc., a commercial construction firm since February 7, 1991 and President of Warwick Corporation, a business-consulting firm.

TODD C. CROW. Mr. Crow joined the Company in May 1996 and has been the Company's Vice President of Finance and Principal Financial Officer since November 1998 and its Secretary since January 1999. From September 1997 to November 1998, Mr. Crow was the Company's Controller. From May 1996 to September 1997 he was the Company's Chief Financial Officer. Mr. Crow also served as a Director of the Company from June 1996 to January 1997. From 1989 until joining The RiceX Company, Mr. Crow held senior financial positions with the Morning Star Group, an agri-business holding company, and Harter, Inc., a food-processing manufacturer.

IKE E. LYNCH. Mr. Lynch has served as Vice President of Operations of the Company since July 1997 and as President and Chief Operations Officer of FoodEx MT since January 1997. Previously Mr. Lynch was President and Chief Executive Officer of Centennial Foods, Inc., since its founding in 1989 until its acquisition by the Company in January 1997.

SIGNIFICANT EMPLOYEES

DANIEL L. MCPEAK, JR. Mr. McPeak joined the Company in July 1996 and has been the Company's Vice President and General Manager since November 1998. From July 1996 to July 1997, he served as Director of Sales and Marketing, then moved to the position of Business Manager until November 1998. From 1994 until joining the Company, Mr. McPeak served as Vice President of Marketing for Fort Knox, Inc., a security products manufacturer. Daniel L. McPeak, Jr. is the son of Daniel L. McPeak, Sr.

DR. RUKMINI CHERUVANKY. Dr. Cheruvanky has served as the Company's Director of Research and Development since April 1996. From January 1996 until joining the Company, Dr. Cheruvanky was the Laboratory Supervisor for Certified Analytical Laboratories, a company that specializes in food analysis. From November 1994 to December 1995, Dr. Cheruvanky was Research Chemist in the Research and Development Department of DuPont Merck Pharmaceutical Company. From May 1967 to February 1994, Dr. Cheruvanky was Deputy Director of the National Institute of Nutrition, the Indian Council of Medical

Research. Dr. Cheruvanky has an M.S. degree in Organic Chemistry and a Ph.D. degree in Organic Chemistry of Natural Products from Andhra University in India.

DR. REDDY SASTRY V. CHERUKURI. Dr. Cherukuri has served as the Company's Director of Science and Technology since April 1996. From May 1995 until joining the Company, Dr. Cherukuri served as Laboratory Supervisor of Customs Coatings, Inc., a research pharmaceutical company. From December 1994 to January 1995, Dr. Cherukuri was Chemist for DuPont Merck Pharmaceutical Company. From May 1992 to November 1994, Dr. Cherukuri was Consultant to the Indian Council of Medical Research. From January 1967 to May 1992, Dr. Cherukuri served as Senior Research Manager, Chief of Medicinal Chemistry and Group Leader of New Drug Development for Indian Drugs and Pharmaceutical, Ltd., a synthetic drugs research and development company. Dr. Cherukuri has a M.S. degree in Organic Chemistry and a Ph.D. degree in Organic Chemistry of Synthetic and Natural Products from Andhra University in India.

BOARD OF DIRECTORS

The Board of Directors is classified into three classes, hereby designated Class I, Class II and Class III. The term of office of the initial Class I Directors shall expire at the first regularly scheduled meeting of the stockholders following the effective date of the Certificate of Incorporation (August 4, 1998); the term of office of the initial Class II Directors shall expire at the second annual meeting of the stockholders following the Effective Date and the term of the initial Class III Directors shall expire at the third annual meeting of the stockholders following the effective date. The classification of the Board of Directors has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the members of the Board of Directors.

BOARD COMMITTEES

The Board of Directors has established an Audit Committee and Compensation Committee.

The Audit Committee, consisting of Dr. Goldblatt and Kirit Kamdar, reviews the adequacy of internal controls and results and scope of the audit and other services provided by the Company's independent auditors. The Audit Committee meets periodically with management and the independent auditors.

The Compensation Committee, consisting of Dr. Goldblatt and Steven Saunders, establishes salaries, incentives and other forms of compensation for officers and other employees of the Company, and administers the incentive compensation and benefit plans of the Company.

SECTION 16(a) COMPLIANCE

     Based upon a review of the Company's records, the Company is aware that the following officers or directors of the Company failed to timely file one or more reports disclosing beneficial ownership of securities of the Company as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 1998: each of Karen D. Berriman, Dr. Michael J. Goldblatt, Ike E. Lynch, Daniel McPeak, Sr., Patricia McPeak, Gary A. Miller, Dennis Riddle, Allen J. Simon and Dr. Jerry Weisbach failed to timely file Forms 3 reporting their initial statement of beneficial ownership of securities upon the Company registering its Common Stock with the Securities and Exchange Commission under the Securities Exchange Act of 1934 in July 1998; Todd
C. Crow failed to timely file Forms 3 reporting his initial statement of beneficial ownership of securities upon Mr. Crow becoming Vice President of Finance and the Company's Principle Financial Officer in November 1998; Karen D. Berriman failed to timely file Forms 4 reporting the following transactions which were subsequently reported on a timely filed Form 5 (i) a cancellation of options to purchase 200,000 shares of Common Stock on December 26, 1998 and (ii) the issuance of warrants to purchase 100,000 shares of Common Stock on December 26, 1998; Karen D. Berriman failed to timely file Forms 4 for the following transactions which were subsequently reported on a late Form 4 filing (i) the cancellation of stock options on September 10, 1998 and (ii) the grant of replacement options on September 10, 1998; Gary A. Miller failed to timely file Forms 4 reporting the following transactions which were subsequently reported on a timely filed Form 5 (i) a cancellation of options to purchase 200,000 shares of Common Stock on December 26, 1998 and (ii) the issuance of warrants to purchase 100,000 shares of Common Stock on December 26, 1998; Allen J. Simon failed to timely file Forms 4 reporting the following transactions which were subsequently reported on a timely filed Form 5 (i) a cancellation of options to purchase 2,000,000 shares of Common Stock on December 26, 1998 and (ii) the issuance of warrants to purchase 1,000,000 shares of Common Stock on December 26, 1998.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the total compensation for the Chief Executive Officers and each of the Company's current executive officers and two former officers whose total salary and bonuses for fiscal 1997 and 1998 exceeded $100,000 or would have exceeded $100,000 on an annualized basis
(collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                            LONG TERM
                                                              ANNUAL COMPENSATION                        COMPENSATION
                                                                                               Awards
                                                                                               ------
                                                                                           Securities             All
                                                                  Other Annual             Underlying           Other
     Name & Principal Position          Year         Salary       Compensation        Options/SARS (#)   Compensation
     -------------------------          ----       --------       ------------        ----------------   ------------
     Daniel L. McPeak, Sr.,             1998       $150,000                 (2)                   ---             ---
       Chairman of the Board (1)        1997        141,798          $26,409(5)                50,000             ---
                                        1996        116,308                 (2)                50,000             ---
     Patricia McPeak, President         1998        130,000           18,282(6)                   ---             ---
                                        1997        127,135           13,372(6)                50,000             ---
                                        1996        113,308                 (2)                50,000             ---
     Allen J. Simon (1)                 1998        221,534           38,471(7)                   ---     $236,522(11)
                                        1997        177,370           28,760(7)          2,050,000(10)            ---
     Ike E. Lynch, V.P. Operations      1998        137,500           25,200(8)               140,000             ---
                                        1997        131,253           47,700(8)                60,000             ---
     Karen Berriman (3)                 1998        132,693                 (2)                   ---      $31,837(11)
                                        1997         43,189                 (2)            200,000(10)            ---
     Dennis C. Riddle (4)               1998        154,746          $52,185(9)                   ---             ---
                                        1997        $30,147                 (2)            350,000(12)            ---

(1) Mr. McPeak was Chief Executive Officer from January 1996 to April 1997 and from November 18, 1998 to present. Mr. Simon provided services as CEO from April 1997 to November 18, 1998 and resigned from the office of CEO effective December 13, 1998 in accordance with his severance agreement. See "Certain Relationships and Related Transactions."
(2)  Other Annual Compensation is less than 10% of Salary.
(3) Ms. Berriman served as Chief Financial Officer from September 1997 to December 1998.
(4) Mr. Riddle served as Vice President of Sales and Marketing from October 1997 to December 1998.
(5)  Represents automobile expenses of $21,787 and other prerequisites.
(6) Represents automobile allowance of $12,000 in 1998 and automobile expenses of $9,019 in 1997 and other prerequisites paid on behalf of the executives.
(7) Represents automobile allowance of $12,600, temporary housing allowance of $24,381 and other prerequisites in 1998; automobile allowance of $10,200, temporary living allowance of $18,052 and other prerequisites in 1997.
(8) Represents allowances for temporary living of $18,000 and automobile of $7,200 in 1998; and value realized upon the exercise of stock options of $30,000, automobile allowance of $7,200 and temporary housing allowance of $10,500 in 1997.

(9) Represents allowances for relocation $30,000, temporary housing $8,862, automobile $12,500 and other prerequisites.
(10) Represents options granted in 1997 that were replaced and re-priced in September 1998, eventually cancelled in December 1998 and warrants issued in accordance with severance agreements. See "--Re-priced
     Options," "Certain Relationships and Related Transactions."
(11) Represents severance payments and accrued vacation pay: A. Simon $210,417 severance, $26,105 accrued vacation; K. Berriman $25,000 severance, $6,837 accrued vacation pay.
(12) Represents options granted in 1997 that were replaced and re-priced in September 1998 and eventually expired subsequent to termination in December 1998. See "--Re-priced Options," "Certain Relationships and Related Transactions."

OPTION GRANTS IN 1998 TO EXECUTIVES

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted during 1998.

                                          Number of             Percent of total
                                         Securities                 options/SARs
                                         Underlying                   granted to         Exercise
                                       Options/SARs                 employees in            price        Expiration
     Name                                granted (#)                 fiscal year            ($/Sh)             date
     ------------------------          -------------            ----------------         ---------       ----------
     Ike E. Lynch                          40,000(1)                   7.6%               1.8125           9/10/08
     Ike E. Lynch                         200,000(2)                   3.8%(2)            1.8125           9/10/08
     Allen J. Simon                     4,000,000(3)(4)                 76%(3)(4)         1.8125(3)(4)         ---
     Karen D. Berriman                    200,000(4)                   3.8%(4)            1.8125(4)            ---
     Dennis C. Riddle                     350,000(5)                   6.6%(5)            1.8125(5)            ---

(1) Options were granted on September 10, 1998 were fully vested and immediately exercisable at $1.81 per share.
(2) Options to purchase 100,000 shares were granted on January 1, 1998 provided for vesting over 3 years, and were exercisable at $3.75 per share. In September 1998, the option was cancelled and replaced with a new option to purchase an equal number of shares of common stock at $1.81 per share. Only 100,000 options are outstanding at year end.
(3) Pursuant to a rescission of exercise, Mr. Simon's 2,000,000 options were reinstituted at the original exercise price of $2.00 per share. These options were then cancelled in September 1998. See "--Re-priced Options".
(4) Original options granted in 1997, and the reinstituted options in the case of Mr. Simon, were cancelled September 1998. Cancelled options granted in 1997 were replaced and re-priced in September 1998, then the replacement options were subsequently cancelled and warrants issued in accordance with severance agreements. See "--Re-priced Options" and "Certain Relationships and Related Transactions".
(5) Original options granted in 1997 were cancelled September 1998. Original options were replaced and re-priced in September 1998, then expired subsequent to termination in December 1998. See "--Repriced Options" and "Certain Relationships and Related Transactions."

STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

The table below reflects the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1998 for the Named Executive Officers. Values for "in-the-money" options represent the position spread between the exercise price of existing options and the market value for the Company's common stock on December 31, 1998.

                                                                                                             VALUE OF
                                                                           NO. OF                          UNEXERCISED
                                                                      UNEXERCISED OPTIONS                  IN-THE-MONEY
                                                                      -------------------                    OPTIONS
                                                                                                             -------
                                    Shares
                               Acquired on            Value
     Name                      Exercise (#)        Realized      Exercisable     Unexercisable    Exercisable      Unexercisable
     ----                      ------------        --------      -----------     -------------    -----------      -------------
     Daniel L. McPeak, Sr.         100,000         $225,000
     Allen J. Simon                 50,000           93,750
     Patricia McPeak               100,000          162,500
     Ike Lynch                      30,000          $30,000           40,000           100,000             (1)                (1)

(1) The fair market value of the common stock subject to options as of December 31, 1998 was less than the exercise price of such options.

REPRICED OPTIONS

In September 1998, in conjunction with the private placement of 1,000,000 shares of the Company's common stock, the Company's Chief Executive Officer ("CEO"), at the request of the new investor, rescinded his 1997 exercise of a 1997 option to acquire 2,000,000 shares of the Company's common stock in exchange for a $4,000,000 note payable to the Company.

Coincidental with the private placement and related rescission, the Company's Board of Directors cancelled the options granted in 1997 to the CEO, four executive officers and two directors to acquire an aggregate of 2,950,000 shares of the Company's common stock at exercise prices ranging from $2.00 to $4.88 per share and re-granted new options to purchase the same number of shares to these individuals at an exercise price of $1.81 per share, the fair market value of the shares at the date the new options were granted ( See Note 8 of Notes to Consolidated Financial Statements and Item 12. Certain Relationships and Related Transactions).

DIRECTOR COMPENSATION

On July 9, 1997, the Board of Directors adopted a non-employee director compensation plan pursuant to which non-employee directors are compensated as follows: (i) $15,000 annual retainer payable in quarterly installments for participation at up to six meetings of the Board of Directors; (ii) an immediately exercisable, nonqualified stock option to purchase 50,000 shares of common stock to be granted upon appointment to the Board of Directors, and (iii) an immediately exercisable, nonqualified stock option to purchase 15,000 shares of common stock to be granted on the day of each annual shareholders' meeting during the non-employee director's service on the Board of Directors. Such options are to be granted as free-standing options and not under the 1997 Stock Option Plan. The exercise price shall be the fair market value of a share of common stock on the date of grant. Directors are also reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors and committees thereof.

EMPLOYMENT AGREEMENTS

MCPEAK EMPLOYMENT AGREEMENT. The Company entered into an Employment Agreement with Mr. McPeak in April 1997 (the "McPeak Employment Agreement"), pursuant to which Mr. McPeak agreed to serve as Chairman of the Board of Directors of the Company and previously served as Chief Executive Officer. The McPeak Employment Agreement provides that Mr. McPeak will receive an annual base salary of $150,000 which will be increased to $200,000 upon the Company's realization of positive cash flow on a month-to-month basis. The McPeak Employment Agreement terminates on December 31, 2001, unless his employment is terminated earlier. Thereafter, the term will be automatically extended for additional one-year periods unless either party delivers notice of election not to extend the employment at least 60 days prior to the end of the then current term. Mr. McPeak's employment may be terminated prior to the expiration of this agreement under the following circumstances: (i) death; (ii) termination by the Company for Cause (as defined in the McPeak Employment Agreement); (iii) termination by the Company without Cause (as defined in the McPeak Employment Agreement). If Mr. McPeak is terminated without Cause, he is entitled to the base salary in effect at such time for the remainder of the term of the McPeak Employment Agreement. Within three months of first receiving notice of a Change in Control (as defined in the McPeak Employment Agreement) Mr. McPeak may elect to retire from service and render, on a non-exclusive basis, only such consulting and advisory services to the Company as he may reasonably accept and he is entitled to continue receiving his benefits and salary until the later of (i) six months after the date of such election, (ii) subsequent full-time employment with another enterprise, or (iii) the expiration of the term of the McPeak Employment Agreement.

MS. MCPEAK EMPLOYMENT AGREEMENT. The Company entered into an Employment Agreement with Ms. McPeak in April 1997 (the "Ms. McPeak Employment Agreement"), pursuant to which Ms. McPeak agreed to serve as President of the Company. The Ms. McPeak Employment Agreement provides that Ms. McPeak will receive an annual base salary of $130,000 which will be increased to $150,000 upon the Company's realization of positive cash flow on a month-to-month basis. The Ms. McPeak Employment Agreement terminates on December 31, 2001, unless her employment is terminated earlier. Thereafter, the term will be automatically extended for additional one-year periods unless either party delivers notice of election not to extend the employment at least 60 days prior to the end of the then current term. Ms. McPeak's employment may be terminated prior to the expiration of the agreement under the following circumstances: (i) death; (ii) termination by the Company for Cause (as defined in the Ms. McPeak Employment Agreement); (iii) termination by the Company without Cause (as defined in the Ms. McPeak Employment Agreement). If Ms. McPeak is terminated without Cause, she is entitled to the base salary in effect at such time for the remainder of the term of the Ms. McPeak Employment Agreement. Within three months of first receiving notice of a Change in Control (as defined in the Ms. McPeak Employment Agreement) Ms. McPeak may elect to retire from service and render, on a non-exclusive basis, only such consulting and advisory services to the Company as she may reasonably accept and she is entitled to continue receiving her benefits and salary until the later of (i) six months after the date of such election, (ii) subsequent full-time employment with another enterprise, or (iii) the expiration of the term of the Ms. McPeak Employment Agreement.

LYNCH EMPLOYMENT AGREEMENT. In January 1997, the Company's wholly-owned subsidiary, Food Extrusion Montana, Inc. entered into an Employment Agreement with Mr. Lynch (the "Lynch Employment Agreement"), pursuant to which Mr. Lynch agreed to serve as President and Chief Operations Officer. The Lynch Employment Agreement provides that Mr. Lynch will receive an annual base salary of $125,000 per year. The Lynch Employment Agreement terminates on December 31, 2002, unless his employment is terminated earlier. Thereafter, the term will be automatically extended for an additional two year term unless either party delivers notice of election not to extend the employment at least 30 days prior to the expiration of the initial term. Mr. Lynch's employment may be terminated prior to the expiration of the agreement under the following circumstances: (i) the mutual written agreement of FoodEx MT and Mr. Lynch; (ii) Mr. Lynch's disability, which shall, for the purposes of the Lynch Employment Agreement, mean Mr. Lynch's inability due to physical or mental impairment, to perform Mr. Lynch's duties and obligations under the Lynch Employment Agreement, despite reasonable accommodation by FoodEx MT, for a period exceeding three months; (iii) Mr. Lynch's death; (iv) notice of termination by FoodEx MT for cause (as defined in the Lynch Employment Agreement); or (v) written notice of termination by FoodEx MT without cause upon fourteen (14) days notice, subject to the compensation for early termination. If Mr. Lynch is terminated without cause, he is entitled to the base salary in effect at such time for the remainder of the term of the Lynch Employment Agreement.

1997 STOCK OPTION PLAN

The Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan") in November 1997 and the shareholders approved the 1997 Plan in May 1998. A total of 5,000,000 shares have been authorized for issuance under the 1997 Plan, of which 4,860,000 shares are available for future grant as of December 31, 1998. The 1997 Plan provides for the grant of "incentive stock options" as defined in
Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), to employees of the Company. The 1997 Plan also provides for the grant of options that are not intended to qualify as incentive stock options under Section 422A of the Code to employees, non-employee directors and consultants of the Company. The exercise price of any incentive stock option granted under the 1997 Plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant and of any nonqualified stock option 85% of fair market value and 110% of fair market value in the case of a participant owning stock possessing more than 10% of the voting rights of the Company's outstanding capital stock. Shares subject to an option granted under the 1997 Plan may be purchased for cash, in exchange for shares of common stock owned by the optionee, or other consideration as set forth in the 1997 Plan. The 1997 Plan is administered by the Board of Directors. Under the 1997 Plan, options vest not less than 20% per year and have ten year terms (except with respect to 10% stockholders which have five-year terms). If the Company sells substantially all of its assets, is a party to a merger or consolidation in which it is not the surviving corporation (a "Change of Control"), then the Company has the right to accelerate unvested options and shall give the option holder written notice of the exercisability and specify a time period in which the option may be exercised. All options shall terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless the agreement governing the Change of Control shall provide otherwise.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 1, 1999 (the "Reference Date") with respect to the beneficial ownership of common stock of the Company, by each person known by the Company to own beneficially more than five percent of the Company's common stock, by each executive officer and director, and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws. As of the Reference Date, there were 22,027,997 shares of common stock outstanding.

                                                                     Amount & Nature                   Percent
      Name (1)                                                      of Beneficial Owner (2)            of Class
      ---------------------------------------------------         -------------------------        -------------
      FoodCeuticals, LLC
      355 Madison Avenue, Morristown, NJ 07960                                   4,684,218               15.50%
      Daniel L. McPeak, Sr., Chairman of the Board
      and Patricia McPeak, President and Director                                3,877,829(3)            12.81%
      Heldomo, A.G.
      12, Baarer Strasse, 6300 Zug, Switzerland                                  3,181,818               10.51%
      Kirit Kamdar, Director                                                     1,801,250(4)             5.95%
      Steven W. Saunders, Director                                                 857,300(4)                --
      Ike E. Lynch, V.P. Operations                                                200,000(4)                --
      Dr. Michael Goldblatt, Director                                               65,000(4)                --
      Sebastian N. Rosin, Director                                                  50,000(4)               ---
      Todd C. Crow, Principal Financial Officer                                    110,000(4)                --
      All directors and executive officers,
      as a group (8 persons)                                                       6,961,379              23.0%

(1) Except as otherwise noted, the address for each person is c/o The RiceX Company, 1241 Hawk's Flight Court, El Dorado Hills, California 95762.
(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them. A person is deemed to be the beneficial holder of securities that can be acquired by such person within 60 days from the Reference Date upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by including shares, underlying options or warrants which are exercisable by such person currently, or within 60 days following the Reference Date, and excluding shares underlying options and warrants held by any other person.
(3) Ownership shown jointly because Mr. McPeak and Ms. McPeak are married. Includes 1,808,225 shares in Mr. McPeak's name and 1,869,604 shares in Ms. Peak's name and 200,000 held in a joint trust.
(4)  Includes options for the purchase of common stock as follows: Kirit
     S. Kamdar, 50,000; Steven W. Saunders, 50,000; Dr. Michael Goldblatt, 65,000; Todd C. Crow, 110,000; Sebastian N. Rosin, 50,000; Ike Lynch, 140,000.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kirit Kamdar has been a Director of the Company since August 5, 1998 and was a Director of the Company from January 1990 to September 1992. From January 1990 to April 1994, Mr. Kamdar served as the Company's Executive Vice President. Mr. Kamdar currently owns 1,801,250 shares of the Company's common stock or 5.95% Since July 1974, Mr. Kamdar has been Chairman of the Board and Chief Executive Officer of Kamflex Corporation, ("Kamflex"), a manufacturer of extrusion and conveyor equipment. In 1997, Kamflex sold $83,990 worth of such equipment to the Company pursuant to its standard commercial terms and prices. Kamflex's sales volume to customers other than the Company is approximately $3.5 to $4 million per year. The Company did not purchase any equipment from Kamflex in 1998.

In May 1997, the Company's Chief Executive Officer and a director (the "CEO") exercised an option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $2.00 per share in exchange for promissory notes in the aggregate principal amount of $4,000,000 that bore interest at a rate of 8% per annum, were secured by the 2,000,000 shares of common stock purchased and were due at the earlier of May 2002 or upon the sale of all or a portion of the shares of common stock acquired upon exercise. The Company agreed to reimburse the CEO the interest payable on the notes plus the related income tax effect of such reimbursement. The CEO agreed to rescind the exercise of his option concurrent with the successful closing of the Private Placement described above.

In September 1998, the CEO, as agreed, rescinded the exercise of his option in exchange for the cancellation of his indebtedness to the Company related to the exercise and the reinstitution of the options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $1.81 per share the fair market value of the shares on the date of grant. The accrued interest income related to the notes receivable and the associated accrued liability for the associated reimbursements were written off to operations in the year ended December 31, 1998 in connection with the rescission.

In addition, in September 1998, the Company's Board of Directors cancelled the outstanding options to purchase an aggregate of 2,950,000 shares of common stock with exercise prices ranging from $2.00 to $4.88 per share held by the CEO, four of the Company's executive officers and two directors and replaced them with options to purchase an aggregate of 2,950,000 shares of common stock at an exercise price of $1.81 per share, the fair market value of the Company's common stock on the date of grant.

In December 1998, the employment agreements of four officers were terminated. As part of the severance agreements with three officers, all previously issued options to purchase the Company's stock held by such officers were canceled and the remaining officer's options expired. The unvested portion of the accrued compensation relating to the options at the date of termination of $1,376,204 was forfeited by the officers. In conjunction with their terminations, three of the officers were paid an aggregate of $260,417 and were issued warrants, which expire in December 2000, to purchase an aggregate of 1,200,000 shares of the Company's common stock at an exercise price of $1.00 per share as part of their severance agreements.

The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company intends that all future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBIT

(a)  EXHIBIT NO   DESCRIPTION OF EXHIBIT
     ----------   ----------------------
     2.1           Certificate of Incorporation of the Company. (1)
     2.2           Form of Bylaws of the Company. (2)
     4.1           Option Agreement between the Company and David B. Lockton dated August 1, 1996. (1)
     4.2           Restricted Stock Purchase Agreement between the Company and Allen J. Simon dated April 18, 1997 and amended on May 29, 1997. (1)(3)
     4.3           Amendment No. 1 to Restricted Stock Purchase Agreement between the Company and Allen
                   J. Simon dated May 29, 1997. (1)(3)
     4.4           Security Agreement between Allen J. Simon and the Company dated May 29, 1997. (1)(3)
     4.5           Promissory Note Secured by Pledge of Stock for Allen J. Simon in favor of the Company in the amount of $1,333,333.34 dated May 29, 1997. (1)(3)
     4.6           Security Agreement between Allen J. Simon and the Company dated May 29, 1997. (1)(3)
     4.7           Promissory Note Secured by Pledge of Stock for Allen J. Simon in favor of the Company in the amount of $1,333,333.33 dated May 29, 1997. (1)(3)
     4.8           Security Agreement between Allen J. Simon and the Company dated May 29, 1997. (1)(3)
     4.9           Promissory Note Secured by Pledge of Stock for Allen J. Simon in favor of the Company in the amount of $1,333,333.33 dated May 29, 1997. (1)(3)
     4.10          Form of Rescission of Loan Agreement between the Company and Allen J. Simon dated August 27,
                   1998. (2)(3)
     4.11          Security Agreement between Food Extrusion, Inc. and Monsanto Company dated November 1, 1996. (1)
     4.12          Promissory Note of the Company in favor of Monsanto Company in the amount of $5,000,000 dated
                   November 1, 1996. (1)
     4.13          Subscription Agreement between the Company and the Dorchester Group dated January 1, 1996. (1)
     4.14          Stock Option Agreement between the Company and Allen J. Simon dated April 18, 1997. (1)(3)
     4.15          Amendment No. 1 to Stock Option Agreement by and among the Company and Allen J. Simon dated May
                   29, 1997. (1)(3)
     4.16          Registration Rights Agreement by and between the Company and Allen J. Simon dated April 18,
                   1997. (1)(3)
     4.17          Registration Rights Agreement by and among the Company and Monsanto Company dated February 5,
                   1997. (1)
     4.18          Form of Registration Rights Agreement between the Company and certain officers and directors.
                   (1)
     4.19          Form of Warrant Agreement between the Company and certain investors dated February 9, 1996. (1)
     4.20          Letter Agreement between the Company and certain investors dated January 15, 1999.
     4.21          Stock Purchase Agreement between the Company and Marilyn Roosevelt dated July 16, 1997. (1)
     4.22          Shareholders Agreement between CF Corporation (formerly Centennial Foods, Inc.) and the Company dated March 19, 1997. (1)
     4.23          Amendment No. 1 to the Shareholders Agreement between CF Corporation and the Company dated
                   January 15, 1999.



     4.24          Registration Rights Agreement between the Company and CF Corporation dated January 22, 1999.
     4.25          1997 Stock Option Plan with (i) Form of Incentive Stock Option Agreement and (ii) Form of
                   Nonstatutory Stock Option Agreement. (1)(3)
     4.26          Form of Directors Stock Option Agreement. (1)(3)
     4.27          Directors Stock Option Agreement between the Company and Allen J. Simon dated July 9, 1997.
                   (1)(3)
     4.28          Form of Nonstatutory Stock Option Agreement not issued under the 1997 Stock Option Plan, governing options granted to employees by the Company. (1)(3)
     4.29          Note Agreement between Monsanto Company and the Company dated October 31, 1996. (1)
     4.30          Addendum No. 1 to Note Agreement dated October 31, 1996 between Monsanto Company and the
                   Company dated February 6, 1997. (1)
     4.31          Creditor Agreement between Centennial Foods, Inc., the Company and Ike Lynch dated October 14,
                   1996. (1)
     4.32          Creditor Agreement between Centennial Foods, Inc., the Company and Montana Department of
                   Environmental Quality dated October 18,1996. (1)
     4.33          Assignment of Commercial Security Agreement and Business Loan and Credit Agreement dated March
                   4, 1996 between Seattle-First National Bank and Company 19 General Partnership. (1)
     4.34          Assignment of Subordination Agreements and Negotiable Collateral between Seattle-First National
                   Bank and Company 19 General Partnership dated March 4, 1996. (1)
     4.35          Creditor Agreement between Centennial Foods, Inc. and Company 19 General partnership dated
                   October 14, 1996. (1)
     4.36          Form of Subordination Agreement between certain creditors of Centennial Foods, Inc. in favor of
                   Seafirst. (1)
     4.37          Creditor's Agreement between Centennial Foods and Montana Department of Commerce dated October
                   11, 1996. (1)
     4.38          Form of Creditor's Agreement between Centennial Foods, Inc. and certain convertible noteholders. (1)
     4.39          Amended and Restated Loan Agreement between the Company and FoodCeuticals dated as of December
                   31, 1998.
     4.40          Promissory Note in the amount of $1,850,000 payable to FoodCeuticals dated December 31, 1998.
     4.41          Registration Rights Agreement between the Company and FoodCeuticals dated December 31, 1998.
     4.42          Warrant Agreement number 98-1 between the Company and FoodCeuticals dated December 31, 1998.
     4.43          Warrant Agreement number 99-1 between the Company and FoodCeuticals dated January 15, 1999.
     4.44          Security Agreement between the Company and FoodCeuticals dated December 31, 1998.
     4.45          Form of Warrant Agreement between the Company and certain former officers of the Company dated as of December 1998.
     4.46          Subscription Agreement between the Company and Heldomo, A.G. dated September 10, 1998.
     4.47          Warrant Agreement between the Company and Heldomo, A.G. dated September 10, 1998.
     10.1          Employment Agreement between Allen J. Simon and the Company dated April 18, 1997. (1)(3)
     10.2          Amendment to Employment Agreement between Allen J. Simon and the Company dated May 29, 1997. (1)(3)
     10.3          Employment Agreement between the Company and Karen D. Berriman dated September 15, 1997. (1)(3)
     10.4          Employment Agreement between the Company and Gary A. Miller dated October 6, 1997. (1)(3)



     10.5          Employment Agreement between the Company and Cherukuri Venkata Reddy Sastry dated April 14,
                   1996. (1)(3)
     10.6          Employment Agreement between the Company and Rukmini Cheruvanky dated April 14, 1996. (1)(3)
     10.7          Employment Agreement between the Company and Dennis Riddle dated September 19, 1997. (1)(3)
     10.8          Employment Agreement between the Company and Daniel McPeak dated April 1, 1997. (1)(3)
     10.9          Employment Agreement between the Company and Patricia Mayhew dated April 1, 1997. (1)(3)
     10.10         Employment Agreement between the Food Extrusion Montana, Inc. and Ike E. Lynch dated March 19,
                   1997. (1)(3)
     10.11         Consulting Agreement between the Company and Robert H. Hesse dated September 30, 1997. (1)(3)
     10.12         Form of Indemnification Agreement by and among the Company and certain officers and directors. (1)(3)
     10.13         Agreement between the Company and Wolcott Farms, Inc. dated March 1, 1997. (1)*
     10.14         Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmer's Rice and the
                   Company dated June 28, 1994. (1)*
     10.15         Amendment dated April 16, 1996 to Stabilized Rice Bran Processing, Sales and Marketing
                   Agreement between Farmers' Rice Cooperative and the Company dated June 28, 1994. (1)
     10.16         Stabilized Rice Bran Processing, Sales and Marketing Agreement between California
                   Pacific Rice Milling, Ltd. and the Company dated August, 1995. (1)*
     10.17         Agreement between the Company and Dry Creek Trading, Inc. dated February 1, 1997. (1)
     10.18         International Distribution Agreement between the Company and  SunJoy Cereal-Tech Development
                   Ltd. dated June 16, 1997. (1)*
     10.19         Agreement between the Company and SunJoy Enterprises Corporation dated June 16, 1997. (1)
     10.20         Non-binding Letter of Intent between Nutrilite Division of Amway Corporation and the Company
                   dated April 8, 1998. (1)
     10.21         Letter Agreement between DuCoa, L.P. and the Company dated February 25, 1998. (1)*
     10.22         Letter of Intent between Monsanto Company and Company dated March 16, 1998. (1)*
     10.23         First Amendment to Letter Agreement between Monsanto Company and Company dated July 27, 1998. (2)
     10.24         Security Agreement between CF Corporation, Food Extrusion Montana, Inc. and the Company dated
                   March 19, 1997. (1)
     10.25         Joint Development Agreement between Kellogg Company and the Company dated May 15, 1998. (1)*
     10.26         Promissory Note in favor of Dominion Resources, Inc. in the amount of $1,750,000 dated July 30,
                   1996. (1)
     10.27         Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991. (1)
     10.28         First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994. (1)
     10.29         Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996. (1)
     10.30         Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
     10.31         Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996. (1)
     10.32         First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996. (1)
     10.33         Second Amendment of Lease Agreement between Roebbelen Land company and the Company dated
                   February 1, 1998. (1)



     10.34         Rental Agreement, Month to Month, between James W. Cameron, Jr. and the Company dated December
                   22, 1997. (1)
     10.35         Plan and Agreement of Reorganization between Core Iris, Inc. and the Company dated December 5,
                   1996. (1)
     10.36         Asset Purchase Agreement between Centennial Foods, Inc., Food Extrusion Montana, Inc. and the
                   Company dated January 2, 1997. (1)
     10.37         Form of Severance Agreement and Mutual Release of Claims dated as of December 1998 between the
                   Company and certain former officers of the Company.
     16            Letter from PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand LLP) dated July 28, 1998.
                   (2)
     21            List of Subsidiaries
     27            Financial Data Schedule

-----------------

         (1) Previously filed as an exhibit to the Company's Registration Statement No. 000-24285 filed with the Commission on May 18, 1998.

         (2) Previously filed as an exhibit to the Company's Amendment No. 2 to the Registration Statement No. 000-24285 filed with the Commission on August 26, 1998.

         (3) Represents a management contract or compensatory plan or arrangement.


* Confidential treatment granted as to certain portions.

(b)  Reports on Form 8-K

     NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                       THE RICEX COMPANY

Date:  April 15, 1999                  By:      /s/ Daniel L. McPeak
                                                --------------------
                                                Daniel L. McPeak
                                                Chairman of the Board and
                                                Chief Executive Officer

Date:  April 15, 1999                  By:      /s/ Todd C. Crow
                                                --------------------
                                                Todd C. Crow
                                                Vice President, Finance and
                                                Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Date:  April 15, 1999                  By:      /s/ Patricia McPeak
                                                ----------------------------
                                                Patricia McPeak
                                                President and Director

Date:  April 15, 1999                  By:      /s/ Dr. Michael J. Goldblatt
                                                ----------------------------
                                                Dr. Michael J. Goldblatt
                                                Director

Date:  April 15, 1999                  By:      /s/ Kirit S. Kamdar
                                                ----------------------------
                                                Kirit S. Kamdar
                                                Director

Date:  April 15, 1999                  By:      /s/ Steven W. Saunders
                                                ----------------------------
                                                Steven W. Saunders
                                                Director

Date:  April 15, 1999                  By:      /s/ Sebastian N. Rosin
                                                ----------------------------
                                                Sebastian N. Rosin
                                                Director