Form 10QSB
period 1999-03-31
RICEX CO
filed 1999-05-17
CIK 1061881

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended
                                 March 31, 1999


                         Commission file number 0-24285


                                The RiceX Company


                                                     68-0412200
Incorporated in Delaware                  IRS Employer Identification No.


               1241 Hawk's Flight Court, El Dorado Hills, CA 95762
                    Registrant's Telephone No. (916) 933-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                  -------    -------

         Number of shares of common stock outstanding as of May 1, 1999:
                                   22,027,997


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):

                              Yes         No    X
                                  -------    -------

                                The RiceX Company
                         (formerly Food Extrusion, Inc.)
                Form 10-QSB for the Quarter Ended March 31, 1999

                                      Index

Part I.     Financial Information

Item 1.  Financial Statements                                                       Page
                                                                                    ----

            a)    Consolidated Balance Sheet at March 31, 1999                       3

            b)    Consolidated Statements of Operations for the quarters ended
                  March 31, 1998 and 1999                                            4

            c)    Consolidated Statements of Cash Flow for the quarters ended
                  March 31, 1998 and 1999                                            5

            d)    Notes to financial statements                                      6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      7



Part II.    Other Information

Item 6.  Exhibits and Reports on Form 8-K.

            a)    Exhibit 27, Financial data schedule

            b)    Reports on Form 8-K



Signatures

                                THE RICEX COMPANY
                        (formerly Food Extrusion, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                     ASSETS

                                                                                         March 31,
                                                                                              1999
                                                                                  ----------------
Current assets:
   Cash and cash equivalents                                                      $        321,183
   Trade accounts receivable                                                               472,759
   Inventories                                                                             298,606
   Deposits and other current assets                                                        29,306
                                                                                  ----------------
     Total current assets                                                                1,121,854
   Property and equipment, net                                                           3,517,145
   Note receivable                                                                         105,704
   Other assets                                                                            114,350
                                                                                  ----------------
                                                                                  $      4,859,053
                                                                                  ----------------
                                                                                  ----------------


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                                              $      6,940,340
   Accounts payable and accrued liabilities                                              1,090,817
                                                                                  ----------------
     Total current liabilities                                                           8,031,157
   Long-term debt, net of current portion                                                1,850,000
                                                                                  ----------------
     Total liabilities                                                                   9,881,157
                                                                                  ----------------
                                                                                  ----------------

   Commitments and Contingencies

   Shareholders' equity (deficit):
     Preferred stock, par value $.001 per share, 10,000 shares
       authorized, no shares issued and outstanding                                            ---
   Common stock, par value $.001 per share, 100,000,000 shares
       authorized, 22,027,997 shares issued and outstanding                                 22,028
   Additional paid-in capital                                                           18,030,155
   Accumulated deficit                                                                 (21,289,477)
   Equity issued as prepaid interest and debt issuance costs                            (1,784,810)
                                                                                  ----------------
     Total shareholders' deficit                                                        (5,022,104)
                                                                                  ----------------
                                                                                  $      4,859,053
                                                                                  ----------------
                                                                                  ----------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                         Quarters ended
                                                                 -------------------------------
                                                                    March 31,         March 31,
                                                                        1998              1999
                                                                 -------------     -------------
Revenue:
  Sales                                                          $    820,650      $    773,641
  Royalties                                                            10,734             7,476
                                                                 -------------     -------------
                                                                      831,384           781,117
Cost of sales                                                         534,457           439,927
                                                                 -------------     -------------
                                                                      296,927           341,190

Research and development expenses                                     306,577           155,582
Selling, general and administrative expenses                          455,911           306,940
Stock option and warrant compensation to employees                    430,011               ---
Professional fees                                                      66,746            80,647
                                                                 -------------     -------------
     Loss from operations                                            (962,318)         (201,979)
Other income (expense):
  Interest and other income                                            85,507             4,176
  Interest and other expense                                         (106,961)         (324,955)
                                                                 -------------     -------------
     Loss before provision for income taxes                          (983,772)         (522,757)
Provision for income taxes                                                ---               ---
                                                                 -------------     -------------
      Net loss                                                   $   (983,772)     $   (522,757)
                                                                 -------------     -------------
                                                                 -------------     -------------
Basic earnings per share:
   Net loss per share                                            $       (.05)     $       (.02)
Weighted average number of shares outstanding                      18,525,345        22,027,997
                                                                 -------------     -------------
                                                                 -------------     -------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                THE RICEX COMPANY
                        (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Quarters ended
                                                                        ----------------------------------
                                                                             March 31,          March 31,
                                                                                 1998               1999
                                                                        ---------------    ---------------
Cash flow from operating activities:
  Net loss                                                              $     (983,772)    $     (522,757)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                             178,716            175,737
     Shares, warrants and options issued for compensation
       and services                                                            277,230                ---
     Accretion of debt discount                                                 59,091             28,149
  Net changes in operating assets and liabilities:
     Trade accounts receivable                                                 157,202            (81,016)
     Inventories                                                               (13,300)           (86,345)
     Deposits and other current assets                                         (27,682)                92
     Deferred debt issuance costs                                               25,835            193,697
     Amortization of prepaid interest on debt financing                            ---             80,898
     Accounts payable and accrued liabilities                                   60,716           (313,237)
                                                                        ---------------    ---------------
       Net cash used in operating activities                                  (265,964)          (524,782)
                                                                        ---------------    ---------------
Cash flow from investing activities:
     Sales (purchases) of property and equipment, net                          (44,787)               ---
     Collection on note receivable                                              19,500             30,900
                                                                        ---------------    ---------------
       Net cash provided by (used for) investing activities                    (25,287)            30,900
                                                                        ---------------    ---------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                      ---            700,000
     Proceeds on notes to shareholder                                              ---            249,975
     Principal payments on long-term debt                                      (19,597)        (1,293,212)
     Payment of long-term debt to shareholders                                 (29,000)               ---
                                                                        ---------------    ---------------
       Net cash provided by financing activities                               (48,597)          (343,237)
                                                                        ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                          (339,848)          (837,119)
Cash and cash equivalents, beginning of period                                 863,127          1,158,302
                                                                        ---------------    ---------------
Cash and cash equivalents, end of period                                $      523,279     $      321,183
                                                                        ---------------    ---------------
                                                                        ---------------    ---------------

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

The Company is an agribusiness food technology company, which has developed a proprietary process to stabilize rice bran. RiceX is headquartered in El Dorado Hills, California and has stabilization equipment located at two rice mills in Northern California. The Company purchases raw rice bran from these two mills. Mill employees, under Company supervision, operate the Company's equipment to stabilize rice bran. The Company pays a processing fee to the mills for this service. Under an agreement with one of the mills, that mill may use the Company's equipment to stabilize rice bran for its customers in exchange for the payment of a royalty fee to the Company. The Company intends to enter into additional relationships with rice processors as part of its overall business strategy.

FoodEx Montana is engaged in the business of custom manufacturing grain based products for food ingredient companies at its production facility in Dillon, Montana. The facility has specialized processing equipment and techniques for the treatment of grain products to cook, enzyme treat, convert, isolate, dry and package finished food ingredients. The soluble and fiber complex form of the Company's rice bran products are produced at the Montana facility.

There have been no changes in the Company's significant accounting policies as set forth in the Company's audited financial statements for the year ended December 31, 1998, which were included in the Company's Form 10-KSB. These unaudited financial statements for the three months ended March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

2.  PROPERTY AND EQUIPMENT

At March 31, 1999, property and equipment consists of the following:

             Land and buildings                                                        $    367,961
             Equipment                                                                    4,126,702
             Leasehold improvements                                                         381,642
             Furniture and fixtures                                                         225,417
                                                                                       -------------
                                                                                          5,101,722
             Less accumulated depreciation and amortization                              (1,786,477)
                                                                                       -------------
                                                                                          3,315,245
             Equipment not placed in service                                                201,900
                                                                                       -------------
                                                                                       $  3,517,145
                                                                                       -------------
                                                                                       -------------

3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 1999, accounts payable and accrued liabilities consist of the following:

              Trade accounts payable                            $    331,751
              Accrued interest                                       264,899
              Other accrued liabilities                              494,167
                                                                -------------
                                                                $  1,090,817
                                                                -------------
                                                                -------------

4.  LONG-TERM DEBT

At March 31, 1999, long-term debt consists of the following:


              Notes payable to related parties:
                Note payable to shareholder, face amount of $1,750,000, Secured by equipment, stated interest rate of 5%, imputed
                  Interest rate of 13%, due November 1999                                $ 1,674,932
                Note payable to shareholder, stated interest rate of 18%,
                 Interest prepaid in common stock, due December 2000                       1,850,000
              Note payable to shareholder, without collateral, non-interest
                 bearing, due June 1999                                                      249,975
              Notes payable - other:
               Note payable secured by six rice extruders, non-interest
                 bearing, due November 1999                                                5,000,000
               Other notes payable                                                            15,433
                                                                                        -------------
                                                                                           8,790,340
               Less current portion                                                       (6,940,340)
                                                                                        -------------
                                                                                         $ 1,850,000
                                                                                        -------------
                                                                                        -------------


5.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during all periods presented. Options and warrants are excluded from the basic net loss per share calculation because they are currently anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations includes certain forward-looking statements. When used in this report, the words "expects," "intends," "believes," "plans" and "anticipates" and other terms are intended to identify forward-looking statements that relate to the Company's future performance. Such statements involve risks and uncertainties and the Company's actual results may differ materially from the results described here. Factors that might cause such a difference include, but are not limited to, those discussed in the "Factors Affecting Operating Results" section of the Company's Form 10-KSB.

QUARTER ENDED MARCH 31, 1999 AND 1998

Revenue for the quarter ended March 31, 1999 was $781,000, a $50,000, or 6%, decline from the prior year when revenue totaled $831,000. Although stabilized rice bran product sales increased over $6,000 from last year, the decrease in revenues is attributable to a drop in organic infant cereal processing sales at the Company's FoodEx Montana facility. Infant cereal sales were about $53,000 for quarter ended March 31,

1998, compared to no sales for the quarter ended March 31, 1999. In late 1998, the Company completed its processing contract for infant cereal and anticipates no future sales of this product. Management is currently seeking contracts to replace the infant cereal production. Eliminating the effect of cereal sales, the Company's sales volume of stabilized rice bran products increased by 14% while the average price per pound of product declined 13% because of product sales mix.

The gross margin was $341,000 or 44% for the quarter ended March 31, 1999 compared to $297,000 or 36% for the same period a year ago. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity.
The Company expects that gross margins will improve as sales volumes increase.

Both research and development ("R&D") expenses and selling, general and administrative ("S, G & A") expenses reflect substantial decreases for quarter ended March 31, 1999 compared to the same period last year. R&D expenditures decreased from $307,000 for the quarter ended March 31, 1998 to $156,000 for the current quarter. The decrease relates primarily to 1998 new product development costs, particularly rice bran oil and Max `E', a variation on stabilized rice bran, and the expenses associated with an executive officer that terminated employment with the Company in December 1998.

S, G & A expenses were $307,000 for the quarter ended March 31, 1999 and $456,000 for quarter ended March 31, 1998, a decrease of $149,000 or 33%. Significant reductions in salaries, employee benefits, travel and relocation expenses occurred in the first quarter of 1999 mostly in connection with the executive officers that terminated employment with the Company in December 1998. The Company anticipates this reduced S, G & A spending trend to continue through 1999, however there can be no assurance that such reduction will continue.

Stock option compensation expense is a non-cash charge relating to the one-time issuance in 1997 of favorably priced stock options to employees and directors to attract these executives to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vested immediately. The charges in 1998 of $430,000 relates mostly to the stock option compensation expenses associated with option grants to the four executive officers that terminated employment with the Company in December 1998, at which time these options were cancelled.

Professional fees increased to $81,000 for the quarter ended March 31, 1999 from $67,000 for the prior year's quarter. The increase of $14,000 or 21%, include expenditures incurred for legal and accounting fees in connection with a debt financing, amending portions of FoodEx Montana's asset purchase agreement and preparation of Form 10-KSB.

Interest expense for quarter ended March 31, 1999 was $325,000 compared to $107,000 for the same period last year. In both quarters ended March 31, 1999 and 1998, these charges primarily represents the amortization of certain debt issuance costs and accrued interest. The $218,000 increase for quarter ended March 31, 1999 over last years quarter ended March 31, 1998 is generally associated with amortized costs on the debt that was acquired in December 1998.

The Company's net loss for the quarter ended March 31, 1999 totaled $523,000, or $.02 per share, compared to $984,000, or $.05 per share a year ago. As discussed above, this decline in loss was primarily due to the decline in fixed overhead costs and the stock option compensation charges associated with the executive officers that terminated employment with the Company in December 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company has been substantially dependent on private placements of its equity securities and debt financing to fund its cash requirements due to the preliminary nature of its operations, substantial ongoing investment in research and development efforts, and building an infrastructure sooner than the Company had realized its expected growth potential.

The Company relied heavily on proceeds from the sale of common stock and from the issuance of long-term debt to fund its activities in 1998. In March 1999, the Company borrowed $250,000 from a shareholder. This loan is without collateral, non-interest bearing and due June 1999. The funds are intended as a short-term bridge loan for working capital needs while the Company seeks additional equity financing. Cash balances at March 31, 1999 decreased by $202,000 to $321,000 from $523,000 at March 31, 1998.

During the quarter ended March 31, 1999, the Company used significant portions of its cash reserves to retire the FoodEx Montana debt of $1,289,000 and pay deferred compensation and severance payments totaling $321,000 to four executives that terminated employment with the Company in December 1998. The cash requirement for the remainder of 1999 is projected to be significantly reduced by the termination of these four executives in December 1998, as well as the efforts of management to reduce projected fixed overheads more than 50%, and budgeted 1999 sales revenues improving over last year's performance. However, there can be no assurance that such reduction or such increase in revenue will occur or remain in effect.

The Company is taking additional steps to address the approximate $7,000,000 debt that matures in November 1999. The Company will need new debt financing or additional capital to repay the Monsanto and Dominion liabilities or the ability to restructure the notes to extend payment terms consistent with the Company's anticipated ability to repay the Lenders from the cash generated from operations in the future. There can be no assurance that such arrangement will be successful, or at all.

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

                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27, Financial Data Schedule

(b) Reports on Form 8-K

None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.



                                        THE RICEX COMPANY

Date:  May 17, 1999                     By:      /s/ Daniel L. McPeak
                                                 ---------------------------
                                                 Daniel L. McPeak
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Date:  May 17, 1999                     By:      /s/ Todd C. Crow
                                                 ---------------------------
                                                 Todd C. Crow
                                                 Vice President, Finance and
                                                 Principal Financial Officer