Form 10QSB
period 1999-06-30
RICEX CO
filed 1999-08-16
CIK 1061881

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended
                         ------------------------------
                                  June 30, 1999


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

       Number of shares of common stock outstanding as of August 1, 1999:
                                   24,267,487


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):

                              Yes       No   X
                                  -----    -----

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                 Form 10-QSB for the Quarter Ended June 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page
                                                                           ----
         a)    Consolidated Balance Sheet at June 30, 1999                   3

         b)    Consolidated Statements of Operations for the quarter
               and six month periods ended June 30, 1998 and 1999            4

         c)    Consolidated Statements of Cash Flow for the
               quarter and six month periods ended June 30, 1998
               and 1999                                                      5

         d)    Notes to financial statements                                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8




PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                              12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 6.  Exhibits and Reports on Form 8-K.                                  13

         a)    Exhibit 27, Financial data schedule

         b)    Reports on Form 8-K



Signatures                                                                 14

                               THE RICEX COMPANY
                        (formerly Food Extrusion, Inc.)
                          CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                             June 30,
                                                                                 1999
                                                                          -----------
                               ASSETS
Current assets:
     Cash and cash equivalents                                            $   398,639
     Trade accounts receivable                                                626,139
     Inventories                                                              472,301
     Deposits and other current assets                                         69,616
                                                                          -----------
         Total current assets                                               1,566,695

Property and equipment, net                                                 3,345,358
Note receivable                                                                67,604
Deferred debt issuance costs                                                   26,163
Patents and trademarks                                                         68,565
                                                                          -----------
                                                                          $ 5,074,385
                                                                          -----------
                                                                          -----------
             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Current portion of long-term debt                                    $ 6,714,361
     Accounts payable and accrued liabilities                               1,337,256
                                                                          -----------
         Total current liabilities                                          8,051,616

Long-term debt, net of current portion                                      1,850,000
                                                                          -----------
         Total liabilities                                                  9,901,616
                                                                          -----------
Commitments and Contingencies

Shareholders' equity (deficit):
     Preferred stock, par value $.001 per share, 10,000,000 shares
         authorized, no shares issued and outstanding                             ---
     Common stock, par value $.001 per share, 100,000,000 shares
         authorized, 22,586,331 issued and outstanding                         22,586
     Additional paid-in capital                                            18,454,596
     Accumulated deficit                                                  (21,774,576)
     Equity issued as prepaid interest and debt issuance costs             (1,529,837)
                                                                          -----------
         Total shareholders' equity (deficit)                              (4,827,231)
                                                                          -----------

                                                                          $ 5,074,385
                                                                          -----------
                                                                          -----------

The accompanying notes are an integral part of these consolidated financial statements

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                          Quarters ended                          Six months ended
                                                 -------------------------------         -------------------------------
                                                    June 30,            June 30,            June 30,            June 30,
                                                        1998                1999                1998                1999
                                                 -----------          ----------         -----------         -----------
Revenue:
     Sales                                       $   696,579          $1,030,867         $ 1,517,229         $ 1,804,508
     Royalties                                         9,605              12,915              20,339              20,392
                                                 -----------          ----------         -----------         -----------
                                                     706,184           1,043,782           1,537,568           1,824,900

Cost of sales                                        521,007             573,919           1,055,464           1,013,846
                                                 -----------          ----------         -----------         -----------
                                                     185,177             469,863             482,104             811,054

Research and development expenses                    331,703             193,478             638,280             349,060
Selling, general and administrative
     expenses                                        584,527             328,794           1,040,438             635,734
Stock option and warrant compensation
     to employees                                    430,011                 ---             860,022                 ---
Professional fees                                    128,350             107,280             195,096             187,927
                                                 -----------          ----------         -----------         -----------

Loss from operations                              (1,289,416)           (159,689)         (2,251,734)           (361,667)

Other income (expense):
     Interest and other income                        82,925               1,035             168,432               5,211
     Interest expense                               (111,212)           (325,648)           (218,173)           (650,603)
                                                 -----------          ----------         -----------         -----------

Loss before provision for income taxes            (1,317,703)           (484,302)         (2,301,475)         (1,007,059)
Provision for income taxes                              (400)               (800)               (400)               (800)
                                                 -----------          ----------         -----------         -----------

Net loss                                         $(1,318,103)         $ (485,102)        $(2,301,875)        $(1,007,859)
                                                 -----------          ----------         -----------         -----------
                                                 -----------          ----------         -----------         -----------

Basic earnings per share:
     Net loss per share                          $     (0.07)         $    (0.02)        $     (0.12)        $     (0.05)
                                                 -----------          ----------         -----------         -----------
                                                 -----------          ----------         -----------         -----------

Weighted-average shares outstanding               18,525,500          22,098,785          18,525,422          22,063,391
                                                 -----------          ----------         -----------         -----------
                                                 -----------          ----------         -----------         -----------


   The accompanying notes are an integral part of these financial statements

                               THE RICEX COMPANY
                        (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                   Quarters ended                       Six months ended
                                                            --------------------------------------------------------------------
                                                               June 30,          June 30,             June 30,          June 30,
                                                                   1998              1999                 1998              1999
                                                            -----------         ---------          -----------       -----------
Cash flows from operating activities:
     Net loss                                               $(1,318,102)        $(485,102)         $(2,301,874)      $(1,007,859)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                          152,883           176,268              357,433           352,005
         Shares, warrants and options issued
           for compensation and services                        276,410            25,000              553,642            25,000
         Accretion of debt discounts                             59,091            28,149              118,182            56,298
     Net change in operating assets
         and liabilities:
         Trade accounts receivable                               84,835          (153,380)             242,037          (234,396)
         Inventories                                            (70,526)         (173,695)             (83,826)         (260,040)
         Deposits and other current assets                     (116,002)          (40,310)            (143,684)          (40,218)
         Deferred debt issuance costs                            55,724           193,697               55,724           387,394
         Amortization of prepaid interest on
           debt financing                                           ---            80,898                  ---           161,796
         Accounts payable and accrued
           liabilities                                          446,698           246,439              507,415           (66,798)
                                                            -----------         ---------          -----------       -----------
           Net cash used in operating activities               (428,989)         (102,036)            (694,951)         (626,818)

Cash flows from investing activities:
     Purchases of property and equipment, net                    (8,640)           (4,481)             (53,428)           (4,481)
     Collection on note receivable                               35,203            38,100               54,703            69,000
                                                            -----------         ---------          -----------       -----------
           Net cash used in investing activities                 26,563            33,619                1,275            64,519

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                       ---               ---                  ---           700,000
     Proceeds from issuance of common stock                         ---           400,000                  ---           400,000
     Proceeds on notes to shareholder                               ---          (249,975)                 ---               ---
     Principal payments on long-term debt                        (5,953)           (4,153)             (25,551)       (1,297,365)
     Payments of long-term debt to shareholders                  (1,052)              ---              (30,052)                0
                                                            -----------         ---------          -----------       -----------
           Net cash (used in) provided by
              financing activities                               (7,005)          145,872              (55,603)         (197,365)

Net increase (decrease) in cash and
     cash equivalents                                          (409,431)           77,455             (749,279)         (759,664)
Cash and cash equivalents, beginning of period                  523,279           321,183              863,127         1,158,302
                                                            -----------         ---------          -----------       -----------
Cash and cash equivalents, end of period                    $   113,848         $ 398,638          $   113,848       $   398,638
                                                            -----------         ---------          -----------       -----------
                                                            -----------         ---------          -----------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The RiceX Company ("RiceX"), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company. RiceX has a wholly owned subsidiary, Food Extrusion Montana, Inc. ("FoodEx Montana"). The consolidated financial statements include the accounts of RiceX and FoodEx Montana (collectively "the Company"), after the elimination of all inter-company balances and transactions.

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

There have been no changes in the Company's significant accounting policies as set forth in the Company's audited financial statements for the year ended December 31, 1998, which were included in the Company's Form 10-KSB. These unaudited financial statements for the six months ended June 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

2.     PROPERTY AND EQUIPMENT

At June 30, 1999, property and equipment consists of the following:

             Land and buildings                                                     $       367,961
             Equipment                                                                    4,131,183
             Leasehold improvements                                                         381,642
             Furniture and fixtures                                                         225,417
                                                                                       -------------
                                                                                          5,106,203
             Less accumulated depreciation and amortization                              (1,962,745)
                                                                                       -------------
                                                                                          3,143,458
             Equipment not placed in service                                                201,900
                                                                                       -------------
                                                                                    $     3,345,358
                                                                                       -------------
                                                                                       -------------

3.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 1999, accounts payable and accrued liabilities consist of the following:

              Trade accounts payable                                                $       536,682
              Accrued interest                                                              286,955
              Other accrued liabilities                                                     513,619
                                                                                       -------------
                                                                                    $     1,337,256
                                                                                       -------------
                                                                                       -------------

4.       LONG-TERM DEBT

At June 30, 1999, long-term debt consists of the following:

              Notes payable to related parties:
                Note payable to shareholder, face amount of $1,750,000, secured by equipment, stated interest rate of 5%, imputed
                  interest rate of 13%, due November 1999                            $     1,703,081
                Note payable to shareholder, stated interest rate of 18%,
                 interest prepaid in common stock, due December 2000                       1,850,000
                Notes payable - other:
                 Note payable secured by six rice extruders, non-interest
                  bearing, due November 1999                                               5,000,000
                 Other notes payable                                                          11,280
                                                                                        -------------
                                                                                           8,564,361
              Less current portion                                                        (6,714,361)
                                                                                        =============
                                                                                     $     1,850,000
                                                                                        =============

5.    SHAREHOLDERS' EQUITY (DEFICIT)

                           SHARES ISSUED FOR SERVICES

In May 1999, the Company issued 25,000 shares of common stock to a consultant for services rendered. The value of the common stock was $25,000 and was included in professional fees for the six months ended June 30, 1999. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

                       SHARES ISSUED IN PRIVATE PLACEMENT

In June 1999, the Company issued and sold 533,334 shares of its common stock to private placement investors for $400,000. Also in connection with the transaction, the investors received warrants to purchase up to 266,668 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In July 1999, the Company issued and sold 100,001 shares of its common stock to private placement investors for $75,000. Also in connection with the transaction, the investors received warrants to purchase up to 50,001 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

                     SHARES ISSUED FOR FOODEX MONTANA ASSETS

In January 1997, the Company acquired the assets of FoodEx Montana ("FoodEx MT") in exchange for 310,000 shares of the Company's common stock and the assumption of certain liabilities totaling $1,320,000 that was retired in January 1999. The seller had an option to sell the common shares back to the Company ("Put Option") at a price of $5.00 per share in November 1998 or sooner upon the occurrence of certain events. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act.

In 1998, the Put Option was amended to permit the holders of the 310,000 shares to sell the shares back to the Company on July 1, 1999 based on a $5.00 value and receive common stock with a fair value of $1,550,000. The number of shares to be issued would be based on an average 30 days market price of the Company's common stock. At the same time the Put Option was amended, the Company issued 100,000 shares of common stock to the Seller for the patent to Beta Glucan Technology and the Mirachol Registered Trademark which were not part of the FoodEx MT assets acquired in January 1997. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In July 1999, the Company issued 1,581,156 shares of common stock to the Seller to finalize the Put Option, as amended, in connection with the asset purchase agreement discussed above. Accordingly, the number of additional shares issued was calculated on the Company's common stock 30 days average market value. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act.

6.       NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during all periods presented. Options and warrants are excluded from the basic net loss per share calculation because they are currently anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time the Company may publish forward-looking statements about anticipated results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectation include the extent of the Company's success in (i) changing market conditions (ii) unforeseen costs and expenses (iii) ability to attract new customers and retain existing customers (iv) gain or losses from sales along with the uncertainties and other factors, including unusually adverse weather conditions, described from time to time in the Company's SEC filings and reports. This report includes "forward-looking statements" including, without limitation, statements as to the Company's liquidity and availability of capital resources.

QUARTER ENDED JUNE 30, 1999 AND 1998

Consolidated revenues for the quarter ended June 30, 1999 were $1,044,000, a $338,000, or 48% increase from the prior year when revenues totaled $706,000. Stabilized rice bran product sales increased over $386,000 from the quarter ended June 30, 1998 while revenues declined in organic infant cereal processing sales at the Company's FoodEx MT facility. Infant cereal sales were about $52,000 for the quarter ended June 30, 1998, compared to no sales for the same quarter in 1999. In late 1998, the Company completed its processing contract for infant cereal and anticipates no future sales of this product. Management is currently seeking contracts to replace the infant cereal production. Eliminating the effect of cereal sales, the Company's revenues from stabilized rice bran products for the quarter ended June 30, 1999 increased by 60% on sales volume increases of 30% compared to the same period last year. The average price per pound of product sold increased 24% for quarter ended June 30, 1999 over the same period last year.

The gross margin was $470,000 or 45% for the quarter ended June 30, 1999 compared to $185,000 or 26% for the same period a year ago. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will continue to improve as sales volumes increase.

The Company's overall fixed overhead expenses and stock option compensation charges reflect a substantial reduction of 57% for the quarter ended June 30, 1999 compared to the same period last year. Overall, these categories decreased $846,000 from $1,475,000 for the quarter ended June 30, 1998 to $629,000 for the quarter ended June 30, 1999.

Research and Development ("R&D") expenditures decreased 42% from $332,000 for the quarter ended June 30, 1998 to $193,000 for the same quarter in 1999. The decrease relates primarily to 1998 new product development costs, particularly rice bran oil and Max `E', a variation on stabilized rice bran, and the expenses associated with an executive officer that terminated employment with the Company in December 1998.

Selling, general and administrative ("S, G & A") expenses were $329,000 for the quarter ended June 30, 1999 and $585,000 for the quarter ended June 30, 1998, a decrease of $256,000 or 44%. Significant reductions in salaries, employee benefits, travel and relocation expenses occurred mostly in connection with the Company's cost reduction programs and the executive officers that terminated employment with the Company in December 1998. The Company anticipates this reduced S, G & A spending trend to continue through 1999.

Professional fees declined to $107,000 for the quarter ended June 30, 1999 from $128,000 for the quarter ended June 30, 1998, or 16% reduction. This reduction resulted in view of the fact that the Company incurred higher legal, accounting and printing expenses that were associated with various SEC filings, annual shareholders reports and proxy statement charges that were not incurred during the quarter ended June 30, 1998.

Stock option compensation expense is a non-cash charge relating to the one-time issuance in 1997 of favorably priced stock options to employees and directors to attract these executives to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vested immediately. The charges in 1998 of $430,000 relate mostly to the stock option compensation expenses associated with option grants to the four executive officers that terminated employment with the Company in December 1998, at which time these options were cancelled.

Interest expense for the quarter ended June 30, 1999 was $326,000 compared to $111,000 for the same period last year. In both quarters ended June 30, 1999 and 1998, these charges primarily represents the amortization of certain debt issuance costs and accrued interest. The $214,000 increase for the quarter ended June 30, 1999 over last years quarter ended June 30, 1998 is generally associated with amortized costs on the debt that was acquired in December 1998.

The Company's net loss for the quarter ended June 30, 1999 totaled $485,000, or $.02 per share, compared to $1,318,000 or $.07 per share a year ago. As discussed above, this decline in loss was primarily due to increased sales and improved gross margins coupled with the reduced fixed overhead costs and stock option compensation charges.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Consolidated revenues for the six months ended June 30, 1999 totaled $1,825,000, a $287,000, or 19% increase over last year's six months revenues of $1,538,000. Stabilized rice bran product revenues increased $392,000, or 28% and volume sales increased 1,093,000 pounds, or 24% compared to the six months ended June 30, 1998. The average price per pound of product sold increased 4% for the six months ended June 30, 1999 over the same period last year. The average price per pound will fluctuate from period to period because of product sales mix.

Organic infant cereal processing sales at the Company's FoodEx MT facility for the six months ended June 30, 1999 declined $105,000. Infant cereal sales totaled $105,000 through June 30, 1998 compared with no sales this year. As described earlier, the Company completed its processing contract for infant cereal in late 1998 and anticipates no future sales of this product. Management is currently seeking contracts to replace the infant cereal production. FoodEx MT continues to produce the Company's soluble and fiber products from stabilized rice bran.

The gross margin on sale of products was $811,000, or 44% for the six months ended June 30, 1999 compared to $482,000, or 31% for the year earlier period. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix, utilization of production capacity and raw product costs. There were more sales of solubles, the product with the highest gross margin, this year than last year and raw product costs were lower through the six months ended June 30, 1999 than last year for the same time period. The Company expects that gross margins will improve as sales grow.

The Company's overall fixed overhead expenses and stock option compensation charges reflect a substantial reduction of 57% for the six months ended June 30, 1999 compared to the same period last year. Overall, these categories decreased $1,560,000 from $2,733,000 for the quarter ended June 30, 1998 to $1,173,000 for the six months ended June 30, 1999.

R&D expenditures were $349,000 and $638,000 in the six months ended June 30, 1999 and 1998 respectively. These expenses decreased $289,000, or 45% primarily relating to 1998 new product development costs, particularly rice bran oil and expenses associated with an executive officer that terminated employment with the Company in December 1998. The Company expects its R&D expenditures to be slightly higher than experienced so far this year because of the Monsanto and RiceX joint stabilization and oil refining demonstration project that is currently ongoing in India.

S, G & A expenses were $636,000 and $1,040,000 for the six months ended June 30, 1999 and 1998 respectively. These expenses decreased $404,000 or 39% over last year. Compensation, employee benefits, travel, advertising, office supplies and telephone expenses all down primarily due to the Company's cost reduction programs and the executive officers that terminated employment with the Company in December 1998.

The Company's professional expenses for the six months ended June 30, 1999 were $188,000 as compared with $195,000 for the same time in 1998. This modest reduction resulted in view of the fact that the Company incurred higher legal, accounting and printing expenses that were associated with various SEC filings, annual shareholders reports and proxy statement charges that were not incurred during the first of 1998.

Stock option compensation expense is a non-cash charge relating to the one-time issuance in 1997 of favorably priced stock options to employees and directors to attract these executives to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vested immediately. The charges for the six months ended June 30, 1998 of $860,000 relate mostly to the stock option compensation expenses associated with option grants to the four executive officers that terminated employment with the Company in December 1998, at which time these options were cancelled.

Interest expense for the six months ended June 30, 1999 was $651,000 compared with $218,000 for the six months ended June 30, 1998. Six months interest charges primarily represents accretion on debt, amortization of certain debt issuance costs and accrued interest. The $433,000 increase for the six months ended June 30, 1999 over the same period last year is generally associated with amortized costs on the debt that was acquired in December 1998.

The Company's net loss for the six months ended June 30, 1999 totaled $1,008,000, or $.05 per share, compared to $2,302,000 or $.12 per share a year ago. As discussed above, this decline in loss was primarily due to increased sales and improved gross margins coupled with the reduced fixed overhead costs and stock option compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended June 30, 1999, the Company's cash flow from operations improved $327,000 over the same time period last year. As of June 30, 1999, the Company has yet to generate positive cash flow from its operations due to the preliminary nature of such operations, substantial ongoing investment in research and development efforts, and an infrastructure that was built sooner than the Company realized its expected growth potential. Consequently, the Company has been substantially dependent on private placements of its equity securities and debt financing to fund its cash requirements. Net cash used in operations for the six months ended June 30, 1999 totaled $627,000. The cash balances at June 30, 1999 decreased $760,000 to $399,000 from $1,158,000 at December 31, 1998. During the six months ended June 30, 1999 the Company used significant portions of its cash reserves to retire both current and long-term debt.

In January 1999, The Company retired the assumed liabilities of FoodEx Montana totaling $1,289,000, paid deferred compensation and severance payments of $321,000 to four executives that terminated employment with the Company in December 1998 and other account payables. In March 1999, the Company borrowed $250,000 from a shareholder. This short-term bridge loan was without collateral and non-interest bearing. In June 1999, the Company retired this loan with proceeds from the sales of common stock.

In June and July 1999, the Company issued and sold 633,335 shares of its common stock to private placement investors for $475,000. Also in connection with these transactions, the investors received warrants to purchase up to 316,669 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance.

The cash requirement for the remainder of 1999 is expected to be significantly reduced by the efforts of management to decrease projected fixed overheads and budgeted 1999 sales revenues improving over last year's performance. However, there can be no assurance that such reduction or such increase in revenue will occur or remain in effect.

The Company is taking additional steps to address the approximate $7,000,000 debt that matures in November 1999. The Company will need new debt financing or additional capital to repay the Monsanto and Dominion liabilities or the ability to restructure the notes to extend payment terms consistent with the Company's anticipated ability to repay the Lenders from the cash generated from operations in the future. There can be no assurance that such arrangements will be successful.

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

                           PART II. OTHER INFORMATION

Item 2.      CHANGES IN SECURITIES

In May 1999, the Company issued 25,000 shares of common stock to a consultant for services rendered. The value of the common stock was $25,000 and was included in professional fees for the six months ended June 30, 1999. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In June 1999, the Company issued and sold 533,334 shares of its common stock to private placement investors for $400,000. Also in connection with the transaction, the investors received warrants to purchase up to 266,668 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In July 1999, the Company issued and sold 100,001 shares of its common stock to private placement investors for $75,000. Also in connection with the transaction, the investors received warrants to purchase up to 50,001 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In July 1999, the Company issued 1,581,156 shares of common stock to the Seller to finalize the Put Option, as amended, in connection with the FoodEx Montana Asset Purchase Agreement (see footnote number 5 of the interim Financial Statements included in this report). Accordingly, the number of additional shares issued was calculated on the Company's common stock 30 days average market value. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of Stockholders of the Company was held on July 1, 1999. At the time of the meeting, proxies representing 16,521,416 votes were cast approving the election of Kirit S. Kamdar and Steven W. Saunders as directors of the Company.

The directors, whose term of office as a director continued after the meeting, are Joseph R. Bellantoni, Daniel L. McPeak and Patricia McPeak.

The final tabulation of votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for the office as a director were as follows:

                            VOTES                                                     Broker
                             For        Against     Withheld       Abstentions     Non-Votes
                             ---        -------     --------       -----------     ---------
Kirit S. Kamdar           16,521,416     22,712        2,000               ---           ---
Steven W. Saunders        16,521,416     22,712        2,000               ---           ---

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27, Financial Data Schedule

(b)      Reports on Forms 8-K

None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.

                                  THE RICEX COMPANY

Date:  August 16, 1999            By:      /s/ Daniel L. McPeak
                                           --------------------
                                           Daniel L. McPeak
                                           Chairman of the Board and
                                           Chief Executive Officer

Date:  August 16, 1999            By:      /s/ Todd C. Crow
                                           ----------------
                                           Todd C. Crow
                                           Vice President, Finance and
                                           Principal Financial Officer