Form 10QSB
period 1999-09-30
RICEX CO
filed 1999-11-15
CIK 1061881

                                   FORM 10-QSB


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended
                               September 30, 1999


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

      Number of shares of common stock outstanding as of November 1, 1999:
                                   25,360,338

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):

                              Yes           No    X
                                 -------       -------

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
              Form 10-QSB for the Quarter Ended September 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                       PAGE
ITEM 1.           FINANCIAL STATEMENTS

                  a)       Consolidated Balance Sheet at September 30, 1999             3

                  b)       Consolidated Statements of Operations for the
                           quarter and nine month periods ended
                           September 30, 1998 and 1999                                  4

                  c)       Consolidated Statements of Cash Flow for the
                           quarter and nine month periods ended
                           September 30, 1998 and 1999                                  5

                  d)       Notes to financial statements                                6

Item 2.           Management's Discussion and Analysis or Plan
                  of Operation                                                          8


PART II. OTHER INFORMATION

Item 2.           Changes in Securities                                                12

Item 4.           Submission of Matters to a Vote of Security Holders                  13

Item 6.           Exhibits and Reports on Form 8-K.

                  a)       Exhibit 27, Financial data schedule

                  b)       Reports on Form 8-K                                         13


Signatures                                                                             14


                                THE RICEX COMPANY
                         (formally Food Extrusion, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                    September 30,
                                                                                             1999
                                                                                    -------------
                                     ASSETS

Current assets:
            Cash and cash equivalents                                                  $  697,581
            Trade accounts receivable                                                     563,901
            Inventories                                                                   377,979
            Deposits and other current assets                                              36,392
                                                                                    -------------
                 Total current assets                                                   1,675,853

Property and equipment, net                                                             3,170,052
Not receivable                                                                             29,504
Deferred debt issuance costs                                                                6,541
Patents and trademarks                                                                     68,565
                                                                                    -------------
                                                                                       $4,950,515
                                                                                    -------------
                                                                                    -------------

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
            Current portion of long-term debt                                          $6,737,106
            Accounts payable and accrued liabilities                                    1,236,947
                                                                                    -------------
                 Total current liabilities                                              7,974,053

Long-term debt, net of current portion                                                  1,850,000
                                                                                    -------------
                 Total liabilities                                                      9,824,053
                                                                                    -------------
Commitments and Contingencies

Shareholders' equity (deficit):
            Preferred stock, par value $.001 per share, 10,000,000 shares
                 authorized, no shares issued and outstanding                                   -
            Common stock, par value $.001 per share, 100,000,000 shares
                 authorized, 25,288,338 issued and outstanding                             25,288
            Additional paid-in capital                                                 17,728,166
            Accumulated deficit                                                      (20,766,717)
            Equity issued as prepaid interest and debt issuance costs                 (1,860,275)
                                                                                    -------------
                 Total shareholders'equity (deficit)                                  (4,873,538)
                                                                                    -------------
                                                                                       $4,950,515
                                                                                    -------------
                                                                                    -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                        Quarters ended                          Nine months ended
                                              ---------------------------------         ---------------------------------
                                              September 30,        September 30,        September 30,        September 30,
                                                       1998                1999                 1998                 1999
                                              ------------         ------------         ------------         ------------
Revenue:
        Sales                                 $    685,577         $    682,134         $  2,202,806         $  2,486,642
        Royalties                                    9,390                5,703               29,729               26,095
                                              ------------         ------------         ------------         ------------
                                                   694,967              687,837            2,232,535            2,512,737

Cost of sales                                      499,362              569,409            1,554,826            1,583,255
                                              ------------         ------------         ------------         ------------
                                                   195,605              118,428              677,709              929,482

Research and development expenses                  202,854              183,516              768,288              532,576
Selling, general and administrative
        expenses                                   668,685              389,757            1,781,150            1,025,491
Stock option and warrant compensation
        to employees                               275,591                    -              829,233                    -
Shareholder loan costs and
        related rescission                        (318,931)                   -             (171,733)                   -
Professional fees                                  229,595               74,680              424,691              262,607
                                              ------------         ------------         ------------         ------------

Loss from operations                              (862,188)            (529,525)          (2,953,919)            (891,192)

Other income (expense):
        Interest and other income                    1,753                3,771               10,183                8,982
        Interest expense                          (112,591)            (326,262)            (330,764)            (976,865)
                                              ------------         ------------         ------------         ------------

Loss before provision for income taxes            (973,026)            (852,016)          (3,274,500)          (1,859,075)
Provision for income taxes                            (200)                (400)                (600)              (1,200)
                                              ------------         ------------         ------------         ------------

Net loss                                      $   (973,226)        $   (852,416)        $ (3,275,100)        $ (1,860,275)
                                              ------------         ------------         ------------         ------------
                                              ------------         ------------         ------------         ------------
Basic earnings per share:
        Net loss per share                    $      (0.05)        $      (0.03)        $      (0.16)        $      (0.08)
                                              ------------         ------------         ------------         ------------
                                              ------------         ------------         ------------         ------------

Weighted-average shares outstanding             20,494,236           24,769,884           20,515,079           22,967,509
                                              ------------         ------------         ------------         ------------
                                              ------------         ------------         ------------         ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                Quarters ended                          Nine months ended
                                                      ---------------------------------         ---------------------------------
                                                      September 30,        September 30,        September 30,        September 30,
                                                              1998                1999                 1998                 1999
                                                      ------------         ------------         ------------         ------------
Cash flows from operating activities:
  Net loss                                             $  (973,226)        $  (852,416)        $(3,275,100)        $(1,860,275)

  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                         178,663             176,002             536,096             528,007
     Shares, warrants and options issued
       for compensation and services                       276,411                   -             830,053              25,000
     Accretion of debt discounts                            59,092              28,149             177,274              84,447
     Amortization of shares issued
       in lieu of production service fees                        -              19,531                   -              19,531
  Net change in operating assets
       and liabilities:
     Trade accounts receivable                             (28,247)             62,238             213,790            (172,158)
     Inventories                                          (169,563)             94,322            (253,389)           (165,718)
     Deposits and other current assets                      86,064              33,223             (57,620)             (6,995)
     Deferred debt issuance costs                           29,890             193,697              85,614             581,091
     Amortization of prepaid interest on
       debt financing                                            -              80,899                   -             242,695
     Accounts payable and accrued liabilities
       liabilities                                        (260,548)           (100,309)            246,867            (167,107)
                                                      ------------         ------------         ------------         ------------
     Net cash used in operating activities                (801,464)           (264,665)         (1,496,415)           (891,483)

Cash flows from investing activities:
     Purchases of property and equipment, net               44,677                (696)             (8,751)             (5,177)
     Collections on notes receivable                        27,300              38,100              82,003             107,100
                                                      ------------         ------------         ------------         ------------
     Net cash used for investing activities                 71,977              37,404              73,252             101,923

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                    -                   -                   -             700,000
     Proceeds from issuance of common stock              1,555,000             531,608           1,555,000             931,608
     Principal payments on long-term debt                   (5,025)             (5,404)            (30,576)         (1,302,769)
     Payments of long-term debt to shareholders                  -                   -             (30,052)                  -
                                                      ------------         ------------         ------------         ------------
     Net cash (used in) provided by
       financing activities                              1,549,975             526,204           1,494,372             328,839

Net increase (decrease) in cash and
       cash equivalents                                    820,488             298,943              71,209            (460,721)
Cash and cash equivalents, beginning of period             113,848             398,638             863,127           1,158,302
                                                      ------------         ------------         ------------         ------------
Cash and cash equivalents, end of period               $   934,336         $   697,581         $   934,336         $   697,581
                                                      ------------         ------------         ------------         ------------
                                                      ------------         ------------         ------------         ------------

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

There have been no changes in the Company's significant accounting policies as set forth in the Company's audited financial statements for the year ended December 31, 1998, which were included in the Company's Form 10-KSB. These unaudited financial statements for the nine months ended September 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

2.     PROPERTY AND EQUIPMENT

At September 30, 1999, property and equipment consists of the following:

             Land and buildings                                                     $       367,961
             Equipment                                                                    4,131,183
             Leasehold improvements                                                         381,642
             Furniture and fixtures                                                         226,113
                                                                                    ---------------
                                                                                          5,106,899
             Less accumulated depreciation and amortization                              (2,138,747)
                                                                                    ---------------
                                                                                          2,968,152
             Equipment not placed in service                                                201,900
                                                                                    ---------------
                                                                                    $     3,170,052
                                                                                    ---------------
                                                                                    ---------------

3.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 1999, accounts payable and accrued liabilities consist of the following:

              Trade accounts payable                                                $       601,444
              Accrued interest                                                              309,250
              Other accrued liabilities                                                     326,253
                                                                                    ---------------
                                                                                    $     1,236,947
                                                                                    ---------------
                                                                                    ---------------

4.   LONG-TERM DEBT

At September 30, 1999, long-term debt consists of the following:

              Notes payable to related parties:
                Dominion note payable to shareholder, face amount of $1,750,000, secured by equipment, stated interest rate of
                  5%, imputed interest rate of 13%, due November 1999              $       1,731,230
                Note payable to shareholder, stated interest rate of 18%,
                  interest prepaid in common stock, due December 2000                      1,850,000
                Notes payable - other:
                 Monsanto note payable secured by six rice extruders,
                  non-interest bearing, due November 1999                                  5,000,000
                 Other notes payable                                                           5,876
                                                                                     ---------------
                                                                                           8,587,106
              Less current portion                                                        (6,737,106)
                                                                                     ---------------
                                                                                   $       1,850,000
                                                                                     ---------------
                                                                                     ---------------

In October 1999, Monsanto and the Company reached an agreement in principle to convert the $5,000,000 note into shares of the Company's common stock. The details of the conversion have not yet been finalized.

The Company is taking steps to address the approximate $2,100,000 Dominion debt (principle and accrued interest) that matures in November 1999. The Company is currently negotiating with third parties on new financing for additional capital to repay the Dominion liabilities.

5.    SHAREHOLDERS' EQUITY (DEFICIT)

                           SHARES ISSUED FOR SERVICES

In May 1999, the Company issued 25,000 shares of common stock to a consultant for services rendered. The value of the common stock was $25,000 and was included in professional fees for the nine months ended September 30, 1999. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In July 1999, the Company issued 250,000 shares of common stock to a vendor in lieu of cash to guarantee direct supplies for three years. The value of the common stock was $234,000 and is recorded as a contra account to shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In September 1999, the Company issued 67,714 shares of common stock to an agent for introducing investors to the Company. The value of the common stock was approximately $51,000 and is recorded in shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

                       SHARES ISSUED IN PRIVATE PLACEMENT

Through October 1999, the Company had issued and sold 1,408,471 shares of its common stock to private placement investors for $1,056,350. Also in connection with the transaction, the investors received warrants to purchase up to 1,408,471 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

                     SHARES ISSUED FOR FOODEX MONTANA ASSETS

In January 1997, the Company acquired the assets of FoodEx Montana ("FoodEx MT") in exchange for 310,000 shares of the Company's common stock and the assumption of certain liabilities totaling $1,320,000 that were retired in January 1999. The seller also was given the option to sell the common shares back to the Company ("Put Option") at a price of $5.00 per share in November 1998 or sooner upon the occurrence of certain events. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act.

In 1998, the Put Option was amended to permit the holder of the 310,000 shares to receive additional common stock which, when added to the current value of the 310,000 shares, had an aggregate fair value of $1,550,000. The number of shares to be issued would be based on an average 30 days market price of the Company's common stock. At the same time the Put Option was amended, the Company issued 100,000 shares of common stock to the seller for the patent to Beta Glucan technology and the Mirachol Registered Trademark which were not part of the FoodEx MT assets acquired in January 1997. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

QUARTER ENDED SEPTEMBER 30, 1999 AND 1998

Consolidated revenues for the quarter ended September 30, 1999 were $688,000, a $7,000, or 1% decrease from the prior year when revenues totaled $695,000. Stabilized rice bran product sales increased over $69,000 from the quarter ended September 30, 1998 while revenues declined in organic infant cereal processing sales at the Company's FoodEx MT facility. Infant cereal sales were about $72,000 for the quarter ended September 30, 1998, compared to no sales for the same quarter in 1999. In late 1998, the Company completed its processing contract for infant cereal and anticipates no future sales of this product. Management is currently seeking contracts to replace the infant cereal production. Eliminating the effect of cereal sales, the Company's revenues from stabilized rice bran products for the quarter ended September 30, 1999 increased by 11% on sales volume increases of 7% compared to the same period last year. The average price per pound of product sold increased 6% for quarter ended September 30, 1999 over the same period last year.

The gross margin was $118,000, or 17% for the quarter ended September 30, 1999 compared to $196,000 or 28% for the same period a year ago. The decrease was primarily a result of an inventory valuation adjustment and the sale of dated product below cost. Gross margins for the quarter ended September 30, 1999, prior to these adjustments, were 33% comparable to 1998 results. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will continue to improve as sales volumes increase.

The Company's overall fixed overhead expenses and stock option compensation charges reflect a substantial reduction of 39% for the quarter ended September 30, 1999 compared to the same period last year. Overall, these categories decreased $410,000 from $1,058,000 for the quarter ended September 30, 1998 to $648,000 for the quarter ended September 30, 1999.

Research and Development ("R&D") expenditures decreased 10% from $203,000 for the quarter ended September 30, 1998 to $184,000 for the same quarter in 1999. The decrease relates primarily to 1998 new product development costs, particularly rice bran oil and Max `E', a variation on stabilized rice bran, and the expenses associated with an executive officer that terminated employment with the Company in December 1998.

Selling, general and administrative ("S, G & A") expenses were $390,000 for the quarter ended September 30, 1999 and $669,000 for the quarter ended September 30, 1998, a decrease of $280,000 or 42%. Significant reductions in salaries, employee benefits, travel and relocation expenses occurred mostly in connection with the Company's cost reduction programs and the executive officers that terminated employment with the Company in December 1998. The Company anticipates this reduced S, G & A spending trend to continue through 1999.

Professional fees declined to $155,000 for the quarter ended September 30, 1999 from $230,000 for the quarter ended September 30, 1998, or a 67% reduction. This reduction reflects the higher legal, accounting and printing expenses that were associated with various SEC filings, annual shareholders reports and proxy statement charges that were incurred during the quarter ended September 30, 1999.

Stock option compensation expense for quarter ended September 30, 1999 was zero compared to $276,000 for quarter ended September 30, 1998. This expense is a non-cash charge relating to the one-time issuance in 1997 of favorably priced stock options to employees and directors to attract these executives to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vested immediately. The expense in the quarter ended September 30, 1998 of $276,000 relate mostly to the stock option compensation expenses associated with option grants to the four executive officers that terminated employment with the Company in December 1998, at which time these options were cancelled.

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

Interest expense for the quarter ended September 30, 1999 was $326,000 compared to $113,000 for the same period last year. In both quarters ended September 30, 1999 and 1998, these charges primarily represents the amortization of certain debt issuance costs and accrued interest. The $214,000 increase for the quarter ended September 30, 1999 over the quarter ended September 30, 1998 is generally associated with amortized costs on the debt that was acquired in December 1998.

The Company's net loss for the quarter ended September 30, 1999 totaled $852,000, or $.03 per share, compared to $973,000 or $.05 per share a year ago. This decline in loss was primarily due to increased sales and improved gross margins coupled with the reduced fixed overhead costs and reduced stock option compensation charges.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Consolidated revenues for the nine months ended September 30, 1999 totaled $2,513,000, a $280,000, or 13%, increase over last year's nine months revenues of $2,233,000. Stabilized rice bran product revenues increased $461,000, or 23% and volume sales increased 1,244,000 pounds, or 18% compared to the nine months ended September 30,1998. The average price per pound of product sold increased 5% for the nine months ended September 30, 1999 over the same period last year. The average price per pound will fluctuate from period to period because of product sales mix.

Organic infant cereal processing sales at the Company's FoodEx MT facility for the nine months ended September 30, 1999 declined $177,000. Infant cereal sales totaled $177,000 through September 30, 1998 compared with no sales this year. The Company completed its processing contract for infant cereal in late 1998 and anticipates no future sales of this product. Management is currently seeking contracts to replace the infant cereal production. FoodEx MT continues to produce the Company's soluble and fiber products from stabilized rice bran.

The gross margin on sale of products was $929,000, or 37% for the nine months ended September 30, 1999 compared to $678,000, or 30%, for the period ended September 30, 1998. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix, utilization of production capacity and raw product costs. There were more sales of solubles, the product with the highest gross margin, in 1999 than in 1998, and raw product costs were lower through the nine months ended September 30, 1999 than for the same time period last year. The Company expects that gross margins will improve as sales grow.

The Company's overall fixed overhead expenses and stock option compensation charges reflect a substantial reduction of 50% for the nine months ended September 30, 1999 compared to the same period last year. Overall, these categories decreased $1,811,000 from $3,632,000 for the quarter ended September 30, 1998 to $1,811,000 for the nine months ended September 30, 1999.

R&D expenditures were $533,000 and $768,000 in the nine months ended September 30, 1999 and 1998 respectively. These expenses decreased $235,000, or 31%, primarily relating to 1998 new product development costs, particularly rice bran oil and expenses associated with an executive officer that terminated employment with the Company in December 1998.

S, G & A expenses were $1,025,000 and $1,781,000 for the nine months ended September 30, 1999 and 1998 respectively. These expenses decreased $756,000 or 42% over last year. Compensation, employee benefits, travel, advertising, office supplies and telephone expenses all were down primarily due to the Company's cost reduction programs and the executive officers that terminated employment with the Company in December 1998. The Company anticipates this reduced S, G & A spending trend to continue through 1999.

The Company's professional expenses for the nine months ended September 30, 1999 were $263,000 as compared with $425,000 for the same time in 1998. This 38% reduction resulted in view of the fact that the Company incurred higher legal, accounting and printing expenses that were associated with various SEC filings, annual shareholders reports and proxy statement charges that were not incurred during the first nine months of 1998.

Stock option compensation expense for nine months ended September 30, 1999 was zero compared to $829,000 for nine months ended September 30, 1998. Stock option compensation expense is a non-cash charge relating to the one-time issuance in 1997 of favorably priced stock options to employees and directors to attract these executives to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vested immediately. The charges for the nine months ended September 30, 1998 of $829,000 relate mostly to the stock option compensation expenses associated with option grants to four executive officers that terminated employment with the Company in December 1998, at which time these options were cancelled.

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

Interest expense for the nine months ended September 30, 1999 was $977,000 compared with $331,000 for the nine months ended September 30, 1998. Nine months interest charges primarily represents accretion on debt, amortization of certain debt issuance costs and accrued interest. The $646,000 increase for the nine months ended September 30, 1999 over the same period last year is generally associated with amortized costs on the debt that was acquired in December 1998.

The Company's net loss for the nine months ended September 30, 1999 totaled $1,860,000, or $.08 per share, compared to $3,275,000 or $.16 per share a year ago. This decline in loss was primarily due to increased sales and improved gross margins coupled with the reduced fixed overhead costs and stock option compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

The cash balances at September 30, 1999 decreased $461,000 to $698,000 from $1,158,000 at December 31, 1998. Overall, the Company has yet to generate cumulative positive cash flows primarily due to debt and other obligation payments. However, the cash flows from operations continue to improve on a comparative basis to the same periods last year. For the quarter ended September 30, 1999, the Company's cash flow from operations improved $537,000 over quarter ended September 30, 1998. Net cash used in operations for the nine months ended September 30, 1999 totaled $891,000, an improvement of $605,000 over the same time period last year.

As of September 30,1999, the Company has been substantially dependent on private placements of its equity securities and debt financing to fund its cash requirements. During the nine months ended

September 30, 1999, the Company used significant portions of its cash reserves to retire both current and long-term debt.

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

Through October 1999, the Company had issued and sold 1,408,471 shares of its common stock to private placement investors for $1,056,350. Also in connection with these transactions, the investors received warrants to purchase up to 1,408,471 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance.

The cash requirement for the remainder of 1999 is expected to be significantly reduced by the efforts of management to decrease projected fixed overhead and budgeted 1999 sales revenues improving over last year's performance. However, there can be no assurance that such reduction or such increase in revenue will occur or remain in effect.

In October 1999, Monsanto and the Company reached an agreement in principle to convert the $5,000,000 note into shares of the Company's common stock. The details of the conversion have not yet been finalized.

The Company is taking steps to address the approximate $2,100,000 Dominion debt (principle and accrued interest) that matures in November 1999. The Company is currently negotiating with third parties on new financing for additional capital to repay the Dominion liabilities. There can be no assurance that such arrangements will be successful.

For 1999, the Company expects to incur additional costs for research and development and professional and legal fees for patent and trademark applications. It also expects to expand its sales and marketing efforts. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet such expansion requirements.

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


                           PART II. OTHER INFORMATION

Item 2.      CHANGES IN SECURITIES

In May 1999, the Company issued 25,000 shares of common stock to a consultant for services rendered. The value of the common stock was $25,000 and was included in professional fees for the nine months ended September 30, 1999. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In July 1999, the Company issued 250,000 shares of common stock to a vendor in lieu of cash to guarantee direct supplies for three years. The value of the common stock was $234,000 and is recorded as a contra account to shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In September 1999, the Company issued 67,714 shares of common stock to an agent for introducing investors to the Company. The value of the common stock was approximately $51,000 and is recorded in shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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

Through October 1999, the Company had issued and sold 1,408,471 shares of its common stock to private placement investors for $1,056,350. Also in connection with the transaction, the investors received warrants to purchase up to 1,408,471 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of Stockholders of the Company was held on July 1, 1999. At the time of the meeting, proxies representing 16,521,416 votes were cast approving the election of Kirit S. Kamdar and Steven W. Saunders as directors of the Company.

The directors whose terms of office as directors continued after the meeting are Joseph R. Bellantoni, Daniel L. McPeak and Patricia McPeak.

The final tabulation of votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for the office as a director were as follows:

                                            VOTES
                            --------------------------------------                      Broker
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


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27, Financial Data Schedule

(b)  Reports on Forms 8-K

     As reported on August 26, 1999, Change in Registrant's Certifying Accountant, the Company dismissing its independent accountants.

     As reported on September 22, 1999, Change in Registrant's Certifying Accountant, the Company engaging new independent accountants.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.




                                     THE RICEX COMPANY

Date:  November 15, 1999             By:      /s/ Daniel L. McPeak
                                              --------------------
                                              Daniel L. McPeak
                                              Chairman of the Board and
                                              Chief Executive Officer

Date:  November 15, 1999             By:      /s/ Todd C. Crow
                                              ----------------
                                              Todd C. Crow
                                              Vice President, Finance and
                                              Principal Financial Officer