Form 10KSB40
period 1999-12-31
RICEX CO
filed 2000-03-30
CIK 1061881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM__________TO__________

                        COMMISSION FILE NUMBER: 0-24285

                               THE RICEX COMPANY
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                  DELAWARE                                      68-0412200
(State or Other Jurisdiction of Incorporation
             or Organization No.)                  (I.R.S. Employer Identification No.)

1241 HAWK'S FLIGHT COURT, EL DORADO HILLS, CA                      95762
  (Address of Principal Executive Offices)                      (Zip Code)

                    ISSUER'S TELEPHONE NUMBER (916) 933-3000

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

TITLE OF EACH CLASS:    NONE   NAME OF EACH EXCHANGE ON WHICH REGISTERED:   NONE


SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE
                           ACT:                              COMMON STOCK, $.001 PAR VALUE
                                                                    (TITLE OF CLASS)

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year: $3,259,418

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 1, 2000, the aggregate market value of the company's common stock held by non-affiliates was $15,331,153.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 1, 2000, 36,525,787 shares of common stock were outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes___ No X_

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-KSB

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

PART I

Item 1.     Description of Business

Item 2.     Description of Property

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Item 6.     Management's Discussion and Analysis or Plan of Operation

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

Item 10.    Executive Compensation

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management

Item 12.    Certain Relationships and Related Transactions

Item 13.    Exhibits, List and Reports on Form 8-K

Signatures

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CUSTOMERS

The Company has over 150 active customer accounts. Currently, the Company's major customers are (1) Wolcott Farms, (2) Pacific Grain, (3) California Natural Products, and (4) DuCoa L.P. The Company depends on these customers for approximately 66% of all sales revenue. Loss of any of these companies as a customer could have a material adverse effect on the Company's business, financial condition and results of operations.

SUPPLY AND MANUFACTURING

The Company purchases unstabilized rice bran from two major suppliers, Farmers' Rice Cooperative and California Pacific Rice Growers. Pursuant to agreements with these companies, the Company's stabilization machinery is physically attached to the suppliers' rice processing plants and the rice bran by-product is directly transferred to the Company's machinery for stabilization without the need for shipping. The relationship with the suppliers is symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while the Company has a ready access to unstabilized bran. These suppliers are currently the only suppliers of unstabilized rice bran to the Company. The Company intends to enter into additional relationships with rice processors, both in the U.S. and abroad, as part of its overall business strategy. The Company's production capacity currently stands at 1,600 tons per month. The Company believes that it will be readily able to obtain additional suppliers due to the benefits suppliers can receive from an agreement with the Company. There can be no assurance that the Company will obtain additional suppliers.

As required, the Company ships Stabilized Rice Bran from its facilities in California to its plant in Dillon, Montana for further processing into RiceX Solubles, Dextrinized Rice Bran, and RiceX Fiber Complex. Current monthly production capacity is approximately 50 tons of RiceX Solubles and 50 tons of RiceX Fiber Complex. Additional equipment could slightly more than double production capacity. The Company intends to acquire or construct an additional processing facility as the demand for RiceX Solubles and Fiber Complex justifies expansion.

Every food product manufactured by the Company is produced under published FDA regulations for "Good Manufacturing Practices." Quality control is overseen by the Vice President of Operations and quality assurance testing is conducted by a microbiologist and Ph.D. chemist. Product samples for each product code are analyzed for microbiological adherence to a predetermined set of product specifications and each lot is released once it demonstrates its compliance with specifications.

PATENTS AND TRADEMARKS

The RiceX Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran. The Company has chosen to treat the RiceX Process as a trade secret and not to pursue process or process equipment patents on the original processes. However, process improvements will be reviewed for future patent protection. The Company believes that the unique products, and their biological effects, resulting from RiceX Company Stabilized Rice Bran are patentable. In 1998, the Company filed two provisional U.S. patent applications relating to RiceX Solubles, RiceX Fiber Complex and HVF products and intends to seek patent protection in selected foreign jurisdictions. The patent applications include "A Method for Treating Diabetes Mellitus," and "A Method for Treating Hypercholesterolimia, Hyperlipidermia, and Atheroscelerosis." The Company may apply for additional patents in the future as new products are developed.

RiceX-TM- and RiceX Solubles-TM- are registered tradenames of the Company. Satin Finish-Registered Trademark-, Mirachol-Registered Trademark- and Max "E"-Registered Trademark- are registered trademarks of the Company. The Company holds patents to the production of Beta Glucan and a micronutrient enriched rice bran oil process.

Pursuant to the terms of an agreement between the Company and Wolcott Farms, Inc., ("Wolcott Farms") a California corporation, dated March 1, 1997, the Company granted Wolcott Farms an exclusive, worldwide license to use the trademark Satin Finish-Registered Trademark-, agreed to transfer title to the trademark upon full payment of the purchase price by Wolcott Farms, and granted Wolcott Farms the right to sublicense the trademark to Natural Glo Investors, L.P. Wolcott Farms has agreed to pay the Company minimum monthly royalty payments, which are applied towards the purchase price.

The Company endeavors to protect its intellectual property rights through patents, trademarks, trade secrets and other measures, however, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not develop similar technology. There can be no assurance that any patent application the Company may file will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. Other companies and inventors may receive patents that contain claims applicable to the Company's system and processes. The use of the Company's systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. In addition, there can be no assurance that patent applications will result in issued patents.

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

COMPETITION

Although the Company believes that it is the only company to use non-chemical methods to stabilize rice bran so that the bran has a shelf life of over one-year, the Company competes with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements. The Company's only significant competitor is Producer's Rice Mill. The competitor may have greater capital resources and experience in the food industry in total however, the Company believes it has more experience in the rice bran industry than its competitor. There can be no assurance that the Company will be able to compete successfully in the rice bran industry. The Company's major nutritional supplement competitors include producers of wheat bran and oat bran, particularly in the functional food ingredients market segment. See "Factors Affecting Operating Results--Competition."

RESEARCH AND DEVELOPMENT

Rice bran contains a wide variety of antioxidants, vitamins, and other nutrients associated with good health and resistance to disease. The Company has conducted a preliminary clinical evaluation that indicates RiceX products have efficacy in the nutritional management of certain conditions and diseases, such as diabetes mellitus and coronary vascular disease. Data from this study has been analyzed and the data supports the initiation of clinical trials. The Company intends to vigorously conduct these trials and, if successful, will develop foods containing the active nutraceutical components of RiceX Bran to manufacture products targeted at specific conditions or suitable for the maintenance of general health and well-being. There can be no assurance that the results of additional clinical trials will prove successful or that the Company will be able to develop additional new products. See "Government Regulations."

As of December 31, 1999 there were three employees engaged in research and development, which includes a Director of Research and Development, Director of Science and Technology, Manager of Analytical Services and Microbiologist. The Company also uses the services of independent labs and testing facilities. Expenditures for research and development for the years ended December 31, 1999 and 1998 totaled $712,000 and $1,057,000, respectively. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

EMPLOYEES

As of March 1, 2000, the Company has a total of 21 employees, all of which are full time employees. The Company believes that its relations with its employees are good.

FORWARD-LOOKING STATEMENTS

When used in this report, the words "believe," "expect," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. The following important factors, among others, could cause the Company's results of operations to be adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants; (ii) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreements;
(iii) deterioration in general or regional economic conditions; (iv) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (v) loss of customers or sales weakness; (vi) inability to achieve future sales levels or other operating results; (vii) the unavailability of funds for capital expenditures; and (viii) operational inefficiencies in distribution or other Company systems. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial positions and results of operations.

LIMITED OPERATING HISTORY AND NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's common stock. The Company has shareholders' equity of $67,000, incurred a loss of $3,246,000 and used cash of $1,655,000 in operating activities for the year ended December 31, 1999. The Company's cash and cash equivalents aggregated $1,030,000 at December 31, 1999. The Company commenced manufacturing and marketing activities in June 1996 and has developed a specific operating plan to meet the ongoing liquidity of the Company's operations both for the year ended December 31, 2000 and thereafter. The

Company's business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance and absence of an operating history. Therefore, there can be no assurance that the Company's business or products will be successful or that the Company will be able to achieve or maintain profitable operations. There can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

During the past year, the Company increased gross margins and reduced costs by renegotiating supplier contracts and by increasing sales. Management also implemented spending controls which reduced overhead costs. The Company has entered into a letter of intent with a venture capital firm to initially provide up to $6,000,000 in equity financing to pay off the Company's debt and expand its manufacturing capacity and marketing efforts. Additionally, significant alliances are in process of development, which are expected to increase sales volume.

The Company's management believes that its operating plan, which is currently being implemented, is sufficient to meet the Company's liquidity needs for the year ended December 31, 2000, and thereafter. The timing and amount of any capital requirements cannot be predicted at this time. There can be no assurance that any financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to continue, develop or expand its business, develop new products, or develop new markets at the rate desired and its operating results may be adversely affected. Equity financing could result in additional dilution to existing shareholders. See "Liquidity and Capital Resources."

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

COMPETITION

Competition in the Company's targeted industries, including nutraceuticals, functional food ingredients, rice bran oils, animal feed supplements and companion pet food ingredients is vigorous with a large number of businesses engaged in the various industries. Many of the competitors have established reputations for successfully developing and marketing their products. Many of the competitors have greater financial, managerial, and technical resources than the Company. If the Company is not successful in competing in these markets, it may not be able to attain its business objectives.

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

DEPENDENCE ON MARKETING EFFORTS

The Company is dependent on its ability to market products to animal food producers, food manufacturers, mass merchandise and health food retailers, and to other companies for use in their products. The Company must increase the level of awareness of dietary supplements in general and the Company's products in particular. The Company will be required to devote substantial management and financial resources to its marketing and advertising efforts and there can be no assurance that these efforts will be successful.

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

PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS

The Company's success depends in part on its ability to obtain patents, licenses and other intellectual property rights for its products and technology. The Company has two provisional U.S. patent applications pending and the Company may decide to file corresponding international applications. The process of seeking patent protection may be long and expensive, and there can be no assurance that patents will be issued, that the Company will be able to protect its technology adequately, or that competition will not be able to develop similar technology. The Company believes the basis on which it has filed its current pending patent applications is reasonable; however, there can be no assurance that any patent applications filed will result in issued patents or that the Company will choose to pursue each patent application to issuance. There currently are no pending claims or lawsuits against the Company regarding possible infringement claims; there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation could result in substantial cost and diversion of effort by the Company, which could have a material adverse affect on the Company's financial condition and results of operations. Adverse determinations in any litigation could result in the Company's loss of proprietary rights, subjecting the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its systems, any of which could have a material adverse affect on the Company's financial condition and results of operations. There can be no assurance that a license under a third party's intellectual property rights will be available to the Company on reasonable terms, if at all.

YEAR 2000

In the past, many computer systems and software products were coded to accept only two digit entries in the date code field. Beginning in the "Year 2000," these date code fields must accept four digit entries in order to distinguish Year 2000 and beyond dates. As a result, computer systems and/or software used by many companies had to be upgraded to comply with Year 2000 requirements. The Company evaluated the impact of the Year 2000 issue as it affected its business operations and interfaces with customers and vendors. The only two suppliers of raw rice bran to the Company reported to the Company that they had an active Year 2000 program in place and that they expected no interruptions in raw rice bran supply due to Year 2000. The Company also surveyed its other major vendors and major customers to determine if the Year 2000 would pose a disruption in service from them. The Company received no notice that the Year 2000 would pose a problem for its vendors or major customers, and essentially all of the Company's critical systems include new hardware and packaged software recently purchased from large vendors who represented that these systems were Year 2000 compliant.

Subsequent to the end of 1999, the Company's operations are fully functioning and have not experienced any significant issues related to the Year 2000. While the Company is encouraged by the results of its Year 2000 efforts, monitoring for any potential problems will continue throughout 2000.

Although the Company does not believe any continued exposure exists, the company has a contingency plan for possible Year 2000 issues and will continue to update these plans based on assessments of any subsequent Year 2000 issues as additional information becomes available.

THIN MARKET; POSSIBLE VOLATILITY OF STOCK PRICE

The Company's Common Stock has been traded on the OTC Bulletin Board since May 1996 under the symbol "RICX." The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet securities analysts' expectations, general conditions in the international marketplace and the worldwide economy, announcements of technological innovations or new systems or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with customers and suppliers could cause the price of the Company's common stock to fluctuate, perhaps substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's common stock.

ANTI-TAKEOVER EFFECT OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW

Under the Company's Certificate of Incorporation, the Board of Directors of the Company has the authority, without action by the Company's stockholders, to fix certain terms of, and to issue, shares of Preferred Stock. The Company is incorporated under Delaware law. Certain provisions of the Certificate of Incorporation and certain provisions of Delaware law may have the effect of delaying, deterring or preventing a change in control of the Company. Other provisions in the Company's Certificate of Incorporation and Bylaws and Delaware law impose procedural and other requirements that could make it more difficult to effect certain corporate actions, including replacing incumbent directors. Further, the Board is divided into three classes, each of which is to serve for a staggered three-year term after the initial classification and election, which may make it more difficult for a third party to gain control of the Board. By virtue of these provisions, the Board of Directors of the Company may be able to take or prevent actions affecting unaffiliated stockholders without such stockholders' approval or consent. In addition, these provisions may adversely affect the market price of the Company's Common Stock and reduce the possibility that an investor may receive a premium for his or her shares in a tender offer. See "Directors, Executive Officers, Promoters and Control Persons."

THE COMPANY

The Company was incorporated under Delaware law in May 1998 and succeeded to the business of its predecessor corporation, Food Extrusion, Inc., pursuant to a reincorporation that was effective upon completion of the merger of the Nevada corporation with the Delaware corporation on August 4, 1998. Food Extrusion, Inc., ("FoodEx CA"), was incorporated in California in May 1989 and subsequently merged in a stock-for-stock exchange into Core Iris, a Nevada corporation and subsequently changed its name to Food Extrusion, Inc. ("Food Extrusion, Inc."). Food Extrusion, Inc. changed its name to The RiceX Company in May 1998. Food Extrusion Montana, Inc. ("FoodEx MT"), was incorporated in Montana in
December 1996, as a wholly owned subsidiary of the Company. In January 1997, FoodEx MT acquired certain assets of Centennial Foods, Inc., an Idaho corporation ("Centennial") in exchange for 310,000 (adjusted to 1,891,156 in July 1999) shares of $.001 par value common stock of Food Extrusion, Inc. and the assumption of certain liabilities totaling approximately $1,320,000. These obligations were paid in full in January 1999. See "Recent Sales of Unregistered Securities" and "Liquidity and Capital Resources."

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases (i) a 5,600 square foot office facility and
(ii) an 11,400 square foot research and shipping facility at 1241 Hawk's Flight Court, El Dorado Hills, California pursuant to a lease expiring in September 2006, with aggregate annual lease payments for both properties approximating $125,000.

FoodEx MT owns a 15,700 square foot production facility in Dillon, Montana, which, at December 31, 1998, was pledged as collateral for a $368,999 non interest bearing loan from the State of Montana, Department of Commerce, that was repaid in full in January 1999.

The Company believes that its facilities are adequate for its proposed needs through 2000 and that the property is adequately covered by insurance.

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

                                                  VOTES
                                     --------------------------------                   BROKER
                                        FOR       AGAINST    WITHHELD   ABSTENTIONS   NON-VOTERS
                                     ----------   --------   --------   -----------   ----------
Kirit S. Kamdar....................  16,521,416    22,712     2,000             --           --
Steven W. Saunders.................  16,521,416    22,712     2,000             --           --

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal United States market for the Company's common stock is the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark down or commissions and may not represent actual transactions. The following is the high and low bid information for such common stock:

COMMON STOCK                                                    HIGH       LOW
------------                                                    ----       ---
1999
------------------------------------------------------------
First Quarter...............................................   $1.56      $0.66
Second Quarter..............................................   $1.16      $0.53
Third Quarter...............................................   $1.00      $0.53
Fourth Quarter..............................................   $1.44      $0.47

1998
------------------------------------------------------------
First Quarter...............................................   $5.80      $3.30
Second Quarter..............................................   $6.25      $3.00
Third Quarter...............................................   $3.63      $1.22
Fourth Quarter..............................................   $1.75      $0.53

There are approximately 308 holders of record of the Company's common stock as of March 1, 2000.

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

RECENT SALES OF UNREGISTERED SECURITIES

In 1998, in conjunction with RiceX's reincorporation in Delaware, the Company increased its authorized number of common shares from 50,000,000 shares to 100,000,000 shares and authorized 10,000,000 shares of preferred stock which may be issued from time to time, in one or more series, and authorized its Board of Directors to establish the rights, preferences and privileges of each such series, when issued. At December 31, 1999, an aggregate of 11,991,651 shares of the Company's common stock was reserved for future issuance upon the exercise of stock options and warrants.

During 1999, the Company issued 2,242,152 (2,105,111 to private placement investors and 137,041 issued as a finders fee in connection with these transactions) shares of common stock and warrants to purchase 2,105,111 shares of common stock in conjunction with a $6,000,000 dollar private placement for $1,455,082. These warrants, which expire three years from issue date, have an exercise price for the first year of $1.00 per share, for the second year of $1.25 per share and for the third year of $1.50 per share. At December 31, 1999, all warrants issued in conjunction with this private placement were outstanding. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In May 1999, the Company issued 25,000 shares of common stock to a consultant for services rendered. The value of the common stock was $25,000 and was included in professional fees for the year ended December 31, 1999. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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

In July 1999, the Company issued 250,000 shares of common stock to a vendor in lieu of $234,000 cash to guarantee direct supplies for three years. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In November 1999, the Company entered into a contract with a company to provide investor relations for a period of one year. The Company issued 1,600,000 shares of common stock with a fair market value of $1,262,400. Additionally, the Company issued warrants to purchase 1,000,000 shares of common stock. In February 2000, the agreement was terminated and the Company expects to receive at least 50 percent of the stock and warrants back. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In November 1999, the Company issued 1,500,000 shares of common stock to three executives pursuant to the exercise of some of their stock options. These stock options were issued in accordance with the Company's Employee Stock Option program that was ratified by the Board of Directors in 1997. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In December 1999, Monsanto Corporation ("Monsanto") agreed to convert its note from the Company with an outstanding principal balance of $5,000,000 into 7,167,479 shares of common stock and $54,441 cash. In February 1997, a 1996 loan agreement ("Loan Agreement") with Monsanto pursuant to which it had advanced $5,000,000 to the Company, to be converted to common stock was renegotiated. The renegotiated loan, due in November 1999, was non-interest bearing and convertible into shares of the Company's common stock at the lower of $5.00 per share, or the price per share the Company received in a sale of its common stock in a financing of at least $1,000,000 occurring closest and prior to a notice of intent to convert. The Company recorded a charge against operations of $1,325,000 in 1997 for the beneficial conversion feature as a result of the fair market value of the stock being greater than the conversion rate on the scheduled dates the Company received the proceeds pursuant to the Loan Agreement. As a result of this charge, the effective interest rate of the loan is greater than the interest rate currently available to the Company for similar debt; therefore no imputed interest has been calculated on this loan. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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

In September 1998, the Company sold 1,000,000 shares of common stock and warrants to purchase 1,075,000 (1,000,000 to the private placement investor and 75,000 issued as a finders fee in conjunction with this transaction) shares of common stock in a private placement for $1,500,000. These warrants, which expire in September 2000, are exercisable at $1.50 per share, if exercised prior to September 1999 and at $1.81 per share, if exercised between September 1999 and September 2000. The private offering agreement provides for price protection for the private placement investor, whereby any issuance of new stock at a price lower than $1.50 per share requires the Company to issue additional new shares sufficient to reduce the private placement investor's average purchase price to the lower per share price of such new issuance. Additionally, the price protection provision requires that, should the Company issue new shares or warrants to purchase common stock at less than $1.50 per share, the exercise price on the warrants issued in the private placement will be reduced to the lower issuance or exercise price. The shares of stock and warrants issued in the December 1998 loan agreement described in Note F to the Financial Statements were less than $1.50 per share. Based on the valuation information provided by the Company's accounting firm, and contract interpretation from the Company's counsel, an additional 1,181,818 shares of common stock were issued to the private placement investor and the exercise price of the warrants was reduced to

$0.69 per share, effective September 10, 1998. However, the investor notified the Company that it objects to the Company's interpretation of the price protection provision in the warrant and believes that it should receive additional shares of common stock underlying the warrant. The Company and its counsel have reviewed the investors objection and the relevant documents and believes that the Company's issuance of additional shares of common stock and adjustment of the warrant exercise price are proper and do not believe that any additional shares should be required to be issued under the warrants. There can be no assurance, however, that the Company will not ultimately be required to issue such additional shares. All warrants issued in conjunction with this private placement were outstanding at December 31, 1999. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Regulation S of the Securities Act.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the consolidated financial condition of The RiceX Company as of December 31, 1999 and the results of operations for the fiscal years ended December 31, 1999 and 1998, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

When used in this report, the words "believe," "expect," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. The following important factors, among others, could cause the Company's results of operations to be adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants; (ii) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreements;
(iii) deterioration in general or regional economic conditions; (iv) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (v) loss of customers or sales weakness; (vi) inability to achieve future sales levels or other operating results; (vii) the unavailability of funds for capital expenditures; and (viii) operational inefficiencies in distribution or other Company systems. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial positions and results of operations.

OVERVIEW

Since its formation in 1989, the Company has been engaged in extensive research and development activities that resulted in the development of the RiceX Process to stabilize rice bran. During 1996, 1997 and 1998, the Company accelerated its research, including clinical trials; product development; equipment development; procurement of manufacturing facilities; development of markets and distribution methods; negotiation of strategic alliances; patent applications; raising capital; and development of corporate infrastructure, including executive recruitment activities. The Company commenced commercial operations in 1996 with revenues for the year aggregating approximately $908,000 and the Company reporting a net loss of approximately $5,024,000 for the year ended
December 31, 1996. Revenues for year ended December 31, 1999 grew to $3,259,000 with the Company reporting a net loss of $3,246,000.

The following highlights the Company's financial data for December 31, 1999, 1998 and 1997.

                           SELECTED FINANCIAL SUMMARY
                        (IN THOUSANDS EXCEPT SHARE DATA)

CONSOLIDATED OPERATING RESULTS                             1999          1998          1997
------------------------------                          -----------   -----------   -----------
Revenue...............................................  $     3,259   $     2,950   $     3,333
Gross margins.........................................        1,043           299           968
                                                                 32%           10%           29%
Research and development expenses.....................          712         1,057           790
Selling, general and administrative expenses..........        1,485         2,685         2,423
Stock option and warrant compensation to employees....          104           980         2,032
Professional fees.....................................          688           358         1,907
Net income (loss).....................................  $    (3,246)  $    (5,298)  $    (7,768)
Earnings per share....................................        (0.13)        (0.26)        (0.40)
Weighted average number of shares outstanding.........   24,486,683    20,350,496    19,499,049
                                                        ===========   ===========   ===========

CONSOLIDATED BALANCE SHEETS                                1999          1998          1997
---------------------------                             -----------   -----------   -----------
Cash and cash equivalents.............................  $     1,030   $     1,158   $       863
Total assets..........................................        4,958         6,455         6,858
Total liabilities and convertible debt................        4,890        11,210         9,012
Shareholders' equity..................................  $        67   $    (4,755)  $    (3,704)
Number of shares outstanding at December 31,..........   36,393,784    22,027,997    20,215,215
                                                        ===========   ===========   ===========

In 1999, the Company's efforts were focused on retiring more than $10,227,000 of debt obligations that matured in 1999, increasing revenues and gross margins and reducing fixed overhead costs. New sales contracts improved revenues, renegotiated supplier contracts lowered variable costs and improved gross margins, and spending controls reduced overhead costs. For a complete understanding of these activities, this Management's Discussion and Analysis should be read in conjunction with Part I. Item 1--Description of Business and
Part II. Item 7--Financial Statements to this Form 10-KSB.

YEAR ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

Although revenues increased overall by 10% to $3,259,000 from $2,950,000, RiceX Stabilized Rice Bran product sales grew by more than 23%. Revenues from all product categories increased over last year. The sale of RiceX Regular Stabilized Rice Bran and RiceX Fine Stabilized Rice Bran increased $355,000 and $38,000, respectively. Gains in the sales of RiceX Solubles and RiceX Fiber Complex increased $129,000 and $102,000, respectively. While the sales of RiceX Stabilized Rice Bran products accounted for approximately 99% and 89% of total sales in 1999 and 1998, respectively, the mix of such products differed significantly. In 1999, RiceX Regular Stabilized Rice Bran sales, primarily for the equine market, accounted for 70% of revenue versus 65% in 1998. RiceX Fine Stabilized Rice Bran, RiceX Solubles and RiceX Fiber accounted for 30% of sales in 1999 versus 24% of sales in 1998. Cereal processing for H.J. Heinz's organic infant cereal accounted for zero sales in 1999 versus $302,000 (11%) of sales in 1998. In 1998, the Company completed its production contract with H.J. Heinz and no future sales to this customer are anticipated. Management is currently seeking contracts to replace the infant cereal production.

The gross margin on the sale of products was 32% and 10% in 1999 and 1998, respectively. Gross margins improvement over last year was due primarily to production efficiencies, new operating agreements with suppliers, and product sales mix. The gross margins in 1998 were affected by an inventory valuation adjustment of $533,000. The adjustment was attributed mostly to the write-off of dated inventory. The Company expects that gross margins will improve as production capacity and sales grow.

Research and development expenditures totaled $712,000 in 1999, down 33% from $1,057,000 in 1998. The decrease resulted from scaled back research and development efforts and costs associated with the termination of a member of the prior management team. In 1998 the Company's research and development activities included the design of the RiceX Process for stabilizing rice bran, product development and testing and clinical studies to test the efficacy of RiceX in ameliorating the effect of certain diseases. The Company also successfully developed rice bran oil for the Nutrilite Division of Amway Corporation. In 1999, the Company successfully completed a joint venture pilot program with Monsanto to stabilize rice bran in India.

Selling, general and administrative expenses decreased $1,200,000 (45%) to $1,485,000 in 1999 from $2,685,000 in 1998. Selling, general and administrative activities in 1998 were directed at raising capital, establishing manufacturing facilities, developing a direct sales effort, reestablishing executive management and building corporate infrastructure. Most of these efforts carried through to 1999. Approximately $1,000,000 (83%) of the decrease in selling, general and administrative expenses was attributed to the salaries of, and the severance payments to the three executive officers that left the Company's employment in December 1998.

The years ended December 31, 1999 and 1998 included non-cash charges totaling $104,000 and $980,000, respectively, for stock option and warrant compensation to employees. The non-cash charge of $104,000 in 1999 is for the vested portion of issued options held by the current executive officers. The 1998 non-cash charge of $980,000 included $591,576 relating to the vested portion of previously issued options held by executive officers and $388,900 compensation expense associated with the fair value of the warrants issued to these officers as part of their severance agreement.

Professional fees in 1999 were $688,000 compared to $358,000 to 1998. The increase in the 1999 professional fees was primarily due to increased investor relations fees paid to JDK and Associates. Other costs in 1999 were due to annual audit costs, fees connected with patent searches and applications, and consulting fees. The 1998 professional fees included mostly legal and accounting fees associated with the reincorporation and merger, SEC registration, private placement, and debt financing in December 1998. See Part I. Item 1--"The Company" and Part II. Item 5.--"Recent Sales of Unregistered Securities."

Interest expense in 1999 was $1,325,000 compared to $539,000 in 1998. The increase was primarily due to debt financing costs in connection with the December 1998 debt acquisition. In both 1999 and 1998, this primarily represents the amortization of certain debt issuance costs and accrued interest.

The Company's net loss for 1999 totaled $3,246,000, or $.13 per share, compared $5,298,000, or $.26 per share for 1998. As discussed above, the decrease in the Company's net loss reflects improvements in revenues and gross margins and significant reductions in overhead expenses.

YEAR ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

Revenue in 1998 decreased approximately 11% to $2,950,000 from $3,333,000 in 1997. While revenues from the sale of RiceX Stabilized Rice Bran and RiceX Fiber Complex increased $165,000 and $140,000, respectively, such gains were offset by declines in the sales of RiceX Solubles and organic baby cereals of $613,000 and $70,000, respectively. The decline in RiceX Solubles sales was primarily due to one customer not achieving its 1998 sales objectives. While the sales of RiceX Stabilized Rice Bran products accounted for approximately 88% and 89% of total sales in 1997 and 1998, respectively, the mix of such products differed significantly. In 1998, sales of RiceX Stabilized Rice Bran, primarily for the equine market accounted for 67% of revenue versus 53% in 1997 and sales of RiceX Solubles and RiceX Fiber Complex for use as a functional food ingredient accounted for 21% of sales in 1998 versus 36% of sales in 1997. Cereal processing for H.J. Heinz's organic infant cereal accounted for 10% of sales in 1998 versus 11% of sales in 1997. In 1998, the Company completed its production contract with H.J. Heinz and no future sales to this customer are anticipated. Management is currently seeking contracts to replace the infant cereal production.

The gross margin on sale of products was 10% and 29% in 1998 and 1997, respectively. The decrease was primarily as a result of an inventory valuation adjustment of $533,000 in 1998. The adjustment was attributed mostly to the write-off of dated inventory. The Company expects that gross margins will improve as production capacity and sales grow.

Research and development expenditures totaled $1,057,000 in 1998, up 34% from $790,000 in 1997, reflecting the Company's continued commitment to research and development. In 1998 and 1997 the Company's research and development activities included the design of the RiceX Process for stabilizing rice bran, product development and testing and clinical studies to test the efficacy of RiceX in ameliorating the effect of certain diseases. The Company also successfully developed rice bran oil for the Nutrilite Division of Amway Corporation in 1998. Approximately $152,000 (19%) of the increase in research and development expenditures in 1998 were associated with the salary of, and the severance payment to the executive officer that left the Company's employment in December 1998.

Selling, general and administrative expenses increased $261,000 (11%) to $2,685,000 in 1998 from $2,423,000 in 1997. Selling, general and administrative activities in 1997 were directed at raising capital, establishing manufacturing facilities, developing a direct sales effort, adding executive management and building corporate infrastructure. Most of these efforts carried through to 1998. Approximately $617,000 (23%) of the increase in selling, general and administrative expenses were attributed to the salaries of, and the severance payments to the three executive officers that left the Company's employment in December 1998. The termination of all four executives had an immediate effect of reducing overhead expenses by more than $1,000,000 annually.

The year ended December 31, 1998 included a non-cash charge totaling $980,000 which comprised $592,000 relating to the vested portion of previously issued options held by the executive officers in December 1998 and $389,000 compensation expense associated with the fair value of the warrants issued to these officers as part of their severance agreement. The year ended December 31, 1997 included a non-cash charge totaling $2,032,000 associated with the one issuance and subsequent vesting of favorably priced stock options to employees and directors.

Professional fees in 1998 were $358,000 compared to $1,907,000 to 1997. In 1997, legal fees were incurred in connection with patent searches and applications, consulting fees for capital raising activities and executive searches, and litigation that was successfully concluded by December 31, 1997. The 1998 professional fees included mostly legal and accounting fees associated with reincorporating and merger, SEC registration, private placement, debt financing in December 1998, and severance agreements. See Part I. Item 1--"The Company" and Part II. Item 5.--"Recent Sales of Unregistered Securities."

Interest expense in 1998 was $539,000 compared to $534,000 in 1997. In both 1998 and 1997, this primarily represents the amortization of certain debt issuance costs and accrued interest.

1997 earnings were also impacted by a $1,325,000 non-cash charge relating to a conversion feature granted to a lender in connection with the restructuring of debt. The charge represents the difference between the fair market value of the Company's stock and the conversion rate on the date of borrowing. There was no similar charge in 1998.

The Company's net loss for 1998 totaled $5,298,000, or $.26 per share, compared $7,768,000, or $.40 per share for 1997. As discussed above, the decrease in the Company's net loss reflects the significant reduction in professional fees, the non recurrence of the 1997 charge for the beneficial conversion feature, and significant reduction in the compensation expense associated with employee stock options; offset by an increased investment in research and development, a significant reduction in gross profit on the Company's product sales and a virtual elimination of interest income as the Company utilized its uninvested cash at December 31, 1997 to fund 1998 operations.

LIQUIDITY AND CAPITAL RESOURCES

The cash balances at December 31, 1999 decreased $128,000 to $1,030,000 from $1,158,000 at December 31, 1998. Overall, the Company has yet to generate cumulative positive cash flows primarily due to debt and other obligation payments in 1999. However, the cash flows from operations continue to improve on a comparative basis for the same period last year. For the year ended December 31, 1999, the Company's cash flow from operations improved $817,000 over year ended December 31, 1998. Net cash used in operations for the twelve months ended December 31, 1999 totaled $1,655,000 compared to $2,472,000 for the same time period last year.

In 1999, the Company retired $10,227,000 of both current and long-term obligations. As of December 31, 1999, the Company has been substantially dependent on private placements of its equity securities and debt financing to fund its cash requirements. During the twelve months ended December 31, 1999, the Company used $3,985,000 of its cash reserves and $6,242,000 of its securities to retire the obligations that matured during 1999.

During 1999, the Company issued 2,242,152 (2,105,111 to private placement investors and 137,041 issued as a finders fee in connection with these transactions) shares of common stock and warrants to purchase 2,105,111 shares of common stock in conjunction with a $6,000,000 private placement for $1,455,082. These warrants, which expire three years from issue date, have an exercise price for the first year of $1.00 per share, for the second year of $1.25 per share and for the third year of $1.50 per share. At December 31, 1999, all warrants issued in conjunction with this private placement were outstanding.

In January 1999, The Company paid deferred compensation and severance payments of $321,000 to four executives that terminated employment with the Company in December 1998. Then in March 1999, the Company borrowed $250,000 from a shareholder. This short-term bridge loan was without collateral and non-interest bearing. In June 1999, the Company retired this loan with proceeds from the sales of common stock.

In January 1999, the Company paid $1,289,000, its obligation for the liabilities that were assumed in connection with the 1997 acquisition of certain assets of the Montana facility. In January 1997, the Company acquired the assets of FoodEx Montana in exchange for 310,000 shares of the Company's common stock and the assumption of certain liabilities totaling $1,320,000. The seller had the option to sell the common shares back to the Company at a price of $5.00 per share in November 1998 or sooner upon the occurrence of certain events.

In 1998, the Put Option was amended to permit the holders of the 310,000 shares to sell the shares back to the Company on July 1, 1999 based on a $5.00 value and receive common stock with a fair value of $1,550,000. The number of shares to be issued would be based on the average market price of the Company's common stock for the preceding 30 days. In consideration for the extension of the Put Option, the Company issued an additional 100,000 shares of common stock to the Seller.

In July 1999, the Company issued to the seller an additional 1,581,156 shares of common stock to equal 1,891,156 shares with a fair market value of $1,550,000 to satisfy the Put Option that was amended in 1998.

During 1999, the Company entered into negotiations with a company for the granting of an exclusive license to sell RiceX products in the nutraceutical market. Those discussions resulted in the execution of an agreement dated as of November 1, 1999. As part of that transaction, Patricia McPeak, an officer and director of the Company, intended leaving employment of the Company and become an officer and shareholder of that new company. However, the constituent members of the Company's contracting partner could not come to agreement on various essential terms of their relationship, and as a result, the Company agreed to terminate that agreement effective as of November 1, 1999, Patricia McPeak agreed to terminate her relationship with that new company also effective November 1, 1999. The Company has entered into a new agreement with certain members of the original contracting party. Negotiations with that new entity have not been concluded, but the Company may become a shareholder in that new entity, and Patricia McPeak, an officer and director of the Company, may be involved as a shareholder and executive officer in that new entity which will contract with the Company.

In December 1999, the Company entered into a letter of intent with a venture capital firm to provide up to $6,000,000 in equity financing to pay off the Company's debt and expand its manufacturing capacity and marketing efforts. The agreement is structured to provide an initial investment of $2,500,000 as a convertible note. Within a maximum period of 120 days, subject to the satisfactory completion of due diligence, the note will be converted into equity at $.70 per share. The note is secured by property and equipment and intellectual property of the Company and is non-interest bearing during this 120-day period. If the note is not converted to equity within this period, the note may be extended for a period of 12 months with an interest rate of Wall Street Journal prime plus two percent.

In March 1996, the Company borrowed $1,750,000 from a financing company and issued 578,000 shares of the Company's common stock to the financing company. The stated interest rate on the note, taking into account the issuance of common stock, was 13%. During 1999, $321,000 of imputed interest was accreted and added to principal. The note was paid in full in November 1999.

In February 1997, a 1996 loan agreement ("Loan Agreement") with Monsanto pursuant to which Monsanto had advanced $5,000,000 to the Company, was substantially renegotiated. The renegotiated loan was non-interest bearing, due in November 1999, and convertible into shares of the Company's common stock at the lower of $5.00 per share or the price per share the Company receives in a sale of its common stock in a financing of at least $1,000,000 occurring closest and prior to a notice of intent to convert. The outstanding principal of the Loan Agreement at December 31, 1998 was $5,000,000 and, on December 1, 1999, was converted into 7,167,479 shares of the Company's common stock and the remaining balance of $54,000 was paid in cash.

As of December 31, 1999, the Company's cash reserves totaled $1,030,000 and other total current assets were $851,000. Management projects the cash requirement in 2000 to be significantly reduced by management's effort to improve the Company's gross margins, reduce fixed overheads, and budgeted 2000 sales revenues improving over last year's performance. However, there can be no assurance that such reduction or such increase in revenue will occur or remain in effect.

For 2000, the Company expects to expand its sales and marketing efforts, and professional and legal fees for patent and trademark applications. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet such expansion requirements.

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

ITEM 7.  FINANCIAL STATEMENTS

                               THE RICEX COMPANY
                        (FORMERLY FOOD EXTRUSION, INC.)

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Certified Public Accountants..........     28
Report of Former Independent Certified Public Accountants...     29
Consolidated Balance Sheet as of December 31, 1999..........     30
Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998................................     31
Consolidated Statements of Shareholders' Equity (Deficit) as
  of December 31, 1999 and 1998.............................     32
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998................................     33
Notes to Consolidated Financial Statements..................     34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS
THE RICEX COMPANY (FORMERLY FOOD EXTRUSION, INC.)

We have audited the accompanying consolidated balance sheet of The RiceX Company (formerly Food Extrusion, Inc.) and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The RiceX Company (formerly Food Extrusion, Inc.) and Subsidiary at December 31, 1999, and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

Sacramento, California
February 23, 2000

                               THE RICEX COMPANY
                        (FORMERLY FOOD EXTRUSION, INC.)

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1999


                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,030,049
  Trade accounts receivable.................................       514,699
  Inventories...............................................       310,189
  Deposits and other current assets.........................        25,825
                                                              ------------
    Total current assets....................................     1,880,762

PROPERTY AND EQUIPMENT, net.................................     3,008,362

OTHER ASSETS................................................        68,565
                                                              ------------
                                                              $  4,957,689
                                                              ============
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Note payable to shareholder...............................  $  1,850,000
  Accounts payable and accrued liabilities..................       540,260
                                                              ------------
    Total current liabilities...............................     2,390,260

CONVERTIBLE NOTE............................................     2,500,000
                                                              ------------
    Total liabilities.......................................     4,890,260
                                                              ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.00l per share, 10,000,000
    shares authorized, no shares issued and outstanding.....            --
  Common stock, par value $.001 per share, 100,000,000
    shares authorized, 36,393,784 shares issued and
    outstanding.............................................        36,394
  Additional paid-in capital................................    27,252,130
  Accumulated deficit.......................................   (24,013,864)
  Deferred expenses relating to equity issuance.............    (2,128,731)
  Note receivable from shareholder..........................    (1,078,500)
                                                              ------------
    Total shareholders' equity..............................        67,429
                                                              ------------
                                                              $  4,957,689
                                                              ============

        The accompanying notes are an integral part of these statements.

                               THE RICEX COMPANY
                        (FORMERLY FOOD EXTRUSION, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999          1998
                                                              -----------   -----------
Revenues
  Sales.....................................................  $ 3,230,729   $ 2,913,831
  Royalties.................................................       28,689        36,505
                                                              -----------   -----------
                                                                3,259,418     2,950,336

Cost of sales...............................................    2,216,737     2,651,469
                                                              -----------   -----------
                                                                1,042,681       298,867
Research and development expenses...........................      712,234     1,056,702
Selling, general and administrative expenses................    1,485,490     2,684,542
Stock option and warrant compensation to employees..........      103,950       980,476
Professional fees...........................................      687,538       358,001
                                                              -----------   -----------
    Loss from operations....................................   (1,946,531)   (4,780,854)

Other income (expense):
  Interest and other income.................................       25,998        22,261
  Interest and other expense................................   (1,325,013)     (538,752)
                                                              -----------   -----------
    Loss before provision for income taxes..................   (3,245,546)   (5,297,345)

Provision for income taxes..................................         (800)         (800)
                                                              -----------   -----------
    Net loss................................................  $(3,246,346)  $(5,298,145)
                                                              ===========   ===========
Basic and diluted earnings per share:
  Net loss per share........................................  $     (0.13)  $     (0.26)
                                                              ===========   ===========
Weighted average number of shares outstanding...............   24,486,683    20,350,496
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                               THE RICEX COMPANY
                        (FORMERLY FOOD EXTRUSION, INC.)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                          DEFERRED
                                                                                          EXPENSES       UNEARNED        NOTE
                                        COMMON STOCK        ADDITIONAL                   RELATED TO       STOCK       RECEIVABLE
                                   ----------------------     PAID-IN     ACCUMULATED      EQUITY         OPTION         FROM
                                     SHARES       AMOUNT      CAPITAL       DEFICIT       ISSUANCE     COMPENSATION   SHAREHOLDER
                                   -----------   --------   -----------   ------------   -----------   ------------   -----------
Balance, December 31, 1997.......   20,215,215   $20,215    $17,713,049   $(15,469,373)  $        --   $$(1,967,780)  $(4,000,000)
Issuance of common stock and
  warrants for services..........          285        --         43,540             --            --            --            --
Issuance of common stock for put
  extension......................      100,000       100        117,800             --            --            --            --
Reclassification of redeemable
  common stock...................      310,000       310      1,549,690             --            --            --            --
Issuance of common stock pursuant
  to the exercise of stock
  options........................      280,000       280        279,720             --            --            --            --
Rescission of note receivable and
  exercise of option.............   (2,000,000)   (2,000)    (3,998,000)            --            --            --     4,000,000
Issuance of common stock in
  private placement, net of
  offering costs of $225,000.....    2,181,818     2,182      1,272,818             --            --            --            --
Vesting of stock options to
  employees......................           --        --             --             --            --       591,576            --
Forfeiture of unvested stock
  options to employees...........           --        --     (1,376,204)            --            --     1,376,204            --
Issuance of warrants as severance
  to employees...................           --        --        388,900             --            --            --            --
Issuance of common stock to
  prepay interest on debt
  financing......................      940,679       941        646,245             --      (647,186)           --            --
Issuance of warrants for debt
  issuance costs.................           --        --      1,392,597             --    (1,392,597)           --            --
Net loss for the year............           --        --             --     (5,298,145)           --            --            --
                                   -----------   -------    -----------   ------------   -----------   -----------    -----------
Balance, December 31, 1998.......   22,027,997    22,028     18,030,155    (20,767,518)   (2,039,783)           --            --
Issuance of common stock and
  warrants for services..........       25,000        25         24,975             --            --            --            --
Issuance of warrants in
  conjunction with bridge loan...           --        --         58,500             --            --            --            --
Amortization of prepaid
  interest.......................           --        --             --             --       323,593            --            --
Amortization of debt issuance....           --        --             --             --       696,299            --            --
Issuance of additional common
  stock for put extension........    1,581,156     1,581         (1,581)            --            --            --            --
Issuance of common stock pursuant
  to the exercise of stock
  options........................    1,500,000     1,500      1,078,500             --            --            --    (1,078,500)
Issuance of common stock in
  private placement, net of
  finders fee of $123,743........    2,242,152     2,242      1,452,840             --            --            --            --
Issuance of stock options to
  employees......................           --        --        103,950             --            --            --            --
Conversion of debt to equity.....    7,167,479     7,168      4,938,394             --            --            --            --
Issuance of common stock for
  prepaid processing fees........      250,000       250        234,125             --      (195,313)           --            --
Issuance of common stock for
  investor relations fee.........    1,600,000     1,600      1,262,400             --      (913,527)           --            --
Issuance of warrants for investor
  relations fee..................           --        --         69,872             --            --            --            --
Net loss for the year............           --        --             --     (3,246,346)           --            --            --
                                   -----------   -------    -----------   ------------   -----------   -----------    -----------
Balance, December 31, 1999.......   36,393,784   $36,394    $27,252,130   $(24,013,864)  $(2,128,731)  $        --    $$(1,078,500)
                                   ===========   =======    ===========   ============   ===========   ===========    ===========


                                       TOTAL
                                   SHAREHOLDERS'
                                      EQUITY
                                     (DEFICIT)
                                   -------------
Balance, December 31, 1997.......   $(3,703,889)
Issuance of common stock and
  warrants for services..........        43,540
Issuance of common stock for put
  extension......................       117,900
Reclassification of redeemable
  common stock...................     1,550,000
Issuance of common stock pursuant
  to the exercise of stock
  options........................       280,000
Rescission of note receivable and
  exercise of option.............            --
Issuance of common stock in
  private placement, net of
  offering costs of $225,000.....     1,275,000
Vesting of stock options to
  employees......................       591,576
Forfeiture of unvested stock
  options to employees...........            --
Issuance of warrants as severance
  to employees...................       388,900
Issuance of common stock to
  prepay interest on debt
  financing......................            --
Issuance of warrants for debt
  issuance costs.................            --
Net loss for the year............    (5,298,145)
                                    -----------
Balance, December 31, 1998.......    (4,755,118)
Issuance of common stock and
  warrants for services..........        25,000
Issuance of warrants in
  conjunction with bridge loan...        58,500
Amortization of prepaid
  interest.......................       323,593
Amortization of debt issuance....       696,299
Issuance of additional common
  stock for put extension........            --
Issuance of common stock pursuant
  to the exercise of stock
  options........................         1,500
Issuance of common stock in
  private placement, net of
  finders fee of $123,743........     1,455,082
Issuance of stock options to
  employees......................       103,950
Conversion of debt to equity.....     4,945,562
Issuance of common stock for
  prepaid processing fees........        39,062
Issuance of common stock for
  investor relations fee.........       350,473
Issuance of warrants for investor
  relations fee..................        69,872
Net loss for the year............    (3,246,346)
                                    -----------
Balance, December 31, 1999.......   $    67,429
                                    ===========

        The accompanying notes are an integral part of these statements.

                               THE RICEX COMPANY
                        (FORMERLY FOOD EXTRUSION, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                 1999          1998
                                                              -----------   -----------
Cash flow from operating activities:
  Net loss..................................................  $(3,246,346)  $(5,298,145)
  Adjustments to reconcile net loss to net cash from
    operating activities:
    Depreciation and amortization...........................      704,021       720,088
    Shares, warrants and options issued for compensation and
      services..............................................      646,861     1,024,016
    Issuance of common stock for put extensions.............           --       117,900
    Accretion of debt discount..............................      100,725       215,736
    Gain on sale of equipment...............................           --        (4,569)
    Amortization of prepaid interest and debt issuance
      costs.................................................    1,019,892            --
  Net changes in operating assets and liabilities:
    Trade accounts receivable...............................     (122,956)      186,870
    Inventories.............................................      (97,928)      314,716
    Deposits and other current assets.......................      140,177       (17,746)
    Deferred debt issuance costs............................       65,408        70,502
    Accounts payable and accrued liabilities................     (864,595)      198,688
                                                              -----------   -----------

          Net cash from operating activities................   (1,654,741)   (2,471,944)
                                                              -----------   -----------
Cash flows from investing activities:
    (Purchases) sales of property and equipment, net........      (19,500)       41,412
    Payments for trademarks and patents.....................           --       (22,900)
    Collection on note receivable...........................           --       109,304
                                                              -----------   -----------

          Net cash from investing activities................      (19,500)      127,816
                                                              -----------   -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock..................    1,456,582     1,555,000
    Proceeds from issuance of long-term debt................    3,200,000     1,150,000
    Principal payments on long-term debt....................   (3,056,153)      (35,645)
    Payment of long-term debt to shareholders...............           --       (30,052)
    Payment of long-term debt on conversion of debt.........      (54,441)           --
                                                              -----------   -----------

          Net cash from financing activities................    1,545,988     2,639,303
                                                              -----------   -----------

Net (decrease) increase in cash and cash equivalents........     (128,253)      295,175

Cash and cash equivalents, beginning of year................    1,158,302       863,127
                                                              -----------   -----------

Cash and cash equivalents, end of year......................  $ 1,030,049   $ 1,158,302
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                               THE RICEX COMPANY
                        (FORMERLY FOOD EXTRUSION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

1.  USE OF ESTIMATES

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

2.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable for sales to major customers. The Company performs credit evaluations on its customers financial condition and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based upon expected collectibility of all accounts receivable. Uncollected accounts have not been significant.

Three customers accounted for 63% of sales for the years ended December 31, 1999 and 1998, respectively. No other customer accounted for more than 10% of sales.

3.  CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with an original or remaining maturity at the time of purchase of three months or less.

4.  INVENTORIES

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis.

5.  PROPERTY AND EQUIPMENT

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

6.  DEBT ISSUANCE COSTS

Costs incurred in connection with debt financing agreement are deferred and amortized over the terms of the related obligations using a method, which approximates the interest method.

7.  REVENUE RECOGNITION

Revenue from product sales are recognized as products are shipped.

8.  RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred.

9.  STOCK OPTIONS

The Company accounts for employee stock options in accordance with APB 25, under which compensation expense is recognized in the financial statements when the exercise price of option grants are issued at less than fair market value on the grant date. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which require the Company to disclose pro forma net income (loss) assuming compensation expense related to options granted was determined using the fair value method. As required by SFAS 123, the Company has valued stock option and warrants granted to non-employees and made the required pro forma calculations under the fair value method using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1999: risk-free interest rate range of 4.62% to 5.92% in 1999 and 5.26% in 1998; expected option lives of one to five years; expected volatility of 111% in 1999 and 104% in 1998; and no expected dividend in either year.

10. NET LOSS PER SHARE

Basic net loss per share is computed on the weighted average number of shares of common stock outstanding during each period. There were potentially dilutive instruments including stock options, warrants and convertible debt; however, they are anti-dilutive as the Company has reported a loss from operations for each of the two years in the period ended December 31, 1999.

11. INCOME TAXES

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

12. ACCOUNTING FOR LONG-LIVED ASSETS

Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by a non-discounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value. There has been no impairment recognized in these consolidated financial statements.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133. The Company will adopt SFAS No. 133 as of July 1, 2000, and does not believe this pronouncement will have a material impact on the Company's financial position or results of operations.

NOTE B--REALIZATION OF ASSETS

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses and negative cash flows from operations since inception. The Company's business could be subject to cost increases in raw product and manufacturing processes and uncertain market acceptance. Therefore, there can be no assurance that the Company's business or products will be successful or that the Company will be able to achieve or maintain profitable operations.

During the past year, the Company increased gross margins and reduced costs by renegotiating supplier contracts and by increasing sales. Management also implemented spending controls which reduced overhead costs. The Company has entered into a letter of intent with a venture capital firm to provide up to $6,000,000 in financing to pay off the Company's debt and expand its manufacturing capacity and marketing efforts (note G). However, there are no assurances that the additional equity financing will be obtained to meet their capital resource needs or satisfy their debt obligations. Additionally, significant alliances are in process of development which are expected to increase sales volume. Management believes that the combination of these factors will make the Company self-sustaining.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability of recorded assets that might be necessary should the Company be unable to continue in existence.

NOTE C--BUSINESS COMBINATION

Effective January 1997, FoodEx Montana entered into an asset purchase agreement, shareholders' agreement and security agreement (collectively, the "Asset Purchase Agreements") with an unrelated company ("Seller") to acquire a manufacturing facility located in Montana in exchange for 310,000 shares of the Company's common stock and the assumption of certain obligations. The Seller had the option to sell the common stock back to the Company at $5.00 per share for a 30-day period beginning November 1, 1998.

In 1998, the Put Option was amended to permit the holders of the 310,000 shares to sell the shares back to the Company on July 1, 1999 based on a $5.00 value and receive common stock with a fair value of $1,550,000. The number of shares to be issued will be based on the average market price of the Company's common stock for the 30 days preceding July 1, 1999. The Company had the right to accelerate the Put Option at any time prior to July 1, 1999 on terms similar to those described above. In consideration for the extension of the Put Option, the Company issued an additional 100,000 shares of common stock to the Seller.

In July 1999, the Company issued an additional 1,581,156 shares of common stock to the Seller to finalize the Put Option. The number of additional shares issued was calculated based on the average price per share of the Company's common stock for the 30 days preceding July 1, 1999.

NOTE D--PROPERTY AND EQUIPMENT

At December 31, 1999, property and equipment consists of the following:


Land and buildings..........................................  $   367,961
Equipment...................................................    4,146,205
Leasehold improvements......................................      381,642
Furniture and fixtures......................................      225,417
                                                              -----------
                                                                5,121,225

Less accumulated depreciation and amortization..............   (2,314,763)
                                                              -----------
                                                                2,806,462

Equipment not placed in service.............................      201,900
                                                              -----------
                                                              $ 3,008,362
                                                              ===========

NOTE E--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 1999, accounts payable and accrued liabilities consist of the following:


Trade accounts payable......................................  $258,547
Other accrued liabilities...................................   281,713
                                                              --------
                                                              $540,260
                                                              ========

NOTE F--DEBT OBLIGATIONS

At December 31, 1999, debt consists of the following:


Note payable to shareholder, stated interest rate of 18%,
  interest prepaid in common stock, due December 2000,
  collateralized by fixed assets, intellectual properties
  and inventories...........................................  $1,850,000
                                                              ----------

Current portion.............................................  $1,850,000
                                                              ==========

In December 1998, the Company entered into a loan agreement with a previously unrelated party (the "Lender") to borrow $1,850,000. The Lender advanced $1,150,000 to the Company on December 31, 1998 and $700,000 in January 1999. The Company issued the Lender 940,679 shares of common stock as prepaid interest on the loan. Additionally, the Company issued the Lender warrants to purchase 3,743,540 shares of common stock at $0.75 per share which expire in December 2003. The Company recorded $647,186 of prepaid interest reflecting the fair market value of the shares on December 31, 1998 and $1,392,597 of debt issuance costs, reflecting the fair value of the warrants on December 31, 1998. During 1999, the Company amortized $323,593 and $696,299 of prepaid interest and debt issuance costs, respectively, leaving $323,593 and $696,299 to be amortized over the next twelve months. The Company valued the warrants in accordance with SFAS No. 123 using the Black-Scholes option pricing model. The prepaid interest and debt issuance costs related to this transaction are recorded as a contra account to shareholders' equity.

In February 1997, a 1996 loan agreement ("Loan Agreement") with Monsanto Corporation ("Monsanto") pursuant to which Monsanto had advanced $5,000,000 to the Company, was substantially renegotiated. The renegotiated loan is non-interest bearing, due in November 1999 and convertible into shares of the Company's common stock at the lower of $5.00 per share or the price per share the Company receives in a sale of its common stock in a financing of at least $1,000,000 occurring closest and prior to a notice of intent to convert. The Company recorded a charge against operations of $1,325,000 in 1997 for the beneficial conversion feature as a result of the fair market value of the stock being greater than the conversion rate on the scheduled dates the Company received the proceeds pursuant to the Loan Agreement. As a result of this charge, the effective interest rate of the loan is greater than the interest rate currently available to the Company for similar debt; therefore no imputed interest has been calculated on this loan. The outstanding principal of the Loan Agreement at December 31, 1998 was $5,000,000 and, on December 30, 1999, was converted into 7,167,479 shares of the Company's common stock and the remaining balance of $54,441 was paid in cash.

In connection with the acquisition of certain assets of the Montana manufacturing facility FoodEx, the Company assumed certain existing non-interest bearing obligations with a face value of $1,320,035. Imputed interest related to these obligations of $103,140 were accreted and added to principal during the year ended December 31, 1998. These obligations were paid in full in January 1999.

In March 1996, the Company borrowed $1,750,000 from a financing company and issued 578,000 shares of the Company's common stock to the financing company. The Company allocated $1,339,620 of the proceeds to debt and $410,380 to common stock. The stated interest rate on the note was 5%, while the effective annualized interest rate on the note, taking into account the issuance of common stock, was 13%. During 1999, $320,753 of imputed interest was accreted and added to principal. The note was paid in full in November 1999.

NOTE G--CONVERTIBLE NOTE

On December 1, 1999, the Company entered into a letter of intent with a venture capital firm to provide up to $6,000,000 in financing to pay off the Company's debt and expand its manufacturing capacity and marketing efforts. The agreement is structured to provide an initial investment of $2,500,000 as a convertible note. Within a maximum period of 120 days, subject to the satisfactory completion of due diligence, the note will be converted into equity at $.70 per share. The note is secured by property and equipment and intellectual property of the Company and is non-interest bearing during this 120-day period. If the note is not converted to equity within this period, the note may be extended for a period of 12 months with an interest rate as reported by the Wall Street Journal of prime plus two percent.

NOTE H--COMMITMENTS

The Company leases office, laboratory and warehouse space and vehicles under operating leases which expire in 2006 and 2002, respectively. Beginning in October 2001, the Company has the unilateral right to terminate the operating leases with six months written notice. Future minimum rental payments required under these non-cancelable operating lease agreements are $164,480 in 2000, $134,155 in 2001 and $32,998 in 2002.

Rent expense under operating leases was $128,570 and $122,478 for the years ended December 31, 1999 and 1998, respectively.

NOTE I - SHAREHOLDERS' EQUITY

1.  COMMON AND PREFERRED STOCK

In 1998, in conjunction with RiceX's reincorporation in Delaware, the Company increased its authorized number of common shares from 50,000,000 shares to 100,000,000 shares and authorized 10,000,000 shares of preferred stock which may be issued from time to time, in one or more series, and authorized its Board of Directors to establish the rights, preferences and privileges of each such series, when issued. At December 31, 1999, an aggregate of 11,991,651 shares of the Company's common stock was reserved for future issuance upon the conversion of debt and the exercise of stock options and warrants.

2.  STOCK ISSUED FOR SERVICES

In April 1999, the Company issued warrants to purchase 250,000 shares of common stock in conjunction with a bridge loan. The fair market value of these warrants, determined in accordance with SFAS No. 123 using the Black-Scholes option pricing model, are $58,500 which has been recorded as interest expense for the year ended December 31, 1999.

In May 1999, the Company issued 25,000 shares of stock to a consultant for services rendered. The value of the common stock was $25,000 and is included in professional fees for the year ended December 31, 1999.

In July 1999, the Company issued 250,000 shares of common stock to a vendor in lieu of cash to guarantee direct supplies for three years. The value of the common stock was $234,000 and is recorded as a contra account to shareholders' equity and is being amortized to cost of goods sold over the three-year period.

In November 1999, the Company entered into a contract with a company to provide investor relations for a period of one year. The Company issued 1,600,000 shares of common stock with a fair value of $1,264,000 as a contra account to shareholders' equity. During 1999, the Company amortized $350,473 as professional fees. Additionally, the Company issued warrants to purchase 1,000,000 shares of common stock. The fair market value of these warrants, determined in accordance with SFAS No. 123 using the Black-Scholes option pricing model, are $126,000 of which approximately $70,000 has been recorded as professional fees for the year ended December 31, 1999. In February 2000, the agreement was terminated and the Company expects to receive at least 50% of the stock and warrants back.

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

3.  PRIVATE PLACEMENT

During 1999, the Company issued 2,242,152 shares of common stock and warrants to purchase shares of common stock in conjunction with a $6,000,000 private placement for $1,455,082. These warrants, which expire three years from issue date, have an exercise price for the first year of $1.00 per share, for the second year of $1.25 per share and for the third year of $1.50 per share. At December 31, 1999, all warrants issued in conjunction with this private placement were outstanding.

4.  PRIVATE PLACEMENT AND CONTINGENCY

In September 1998, the Company sold 1,000,000 shares of common stock and issued warrants to purchase 1,075,000 (1,000,000 to the private placement investor and 75,000 issued as a finders fee in conjunction with this transaction) shares of common stock in a private placement for $1,500,000. These warrants, which expire in September 2000, are exercisable at $1.50 per share, if exercised prior to September 1999 and at $1.81 per share, if exercised between September 1999 and September 2000. The private offering agreement provides for price protection for the private placement investor, whereby any issuance of new stock at a price lower than $1.50 per share requires the Company to issue additional new shares sufficient to reduce the private placement investor's average purchase price to the lower per share price of such new issuance. Additionally, the price protection provision requires that, should the Company issue new shares or warrants to purchase common stock at less than $1.50 per share, the exercise price on the warrants issued in the private placement will be reduced to the lower issuance or exercise price. The shares of stock and warrants issued in the December 1998 loan agreement described in Note F were less than $1.50 per share. Accordingly, effective September 10, 1998, the Company issued an additional 1,181,818 shares of common stock to the private placement investor and reduced the exercise price of the warrants to $0.69 per share. At December 31, 1999, all warrants issued in conjunction with this private placement were outstanding.

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

5.  WARRANTS AND NON-EMPLOYEE STOCK OPTIONS

At December 31, 1999, the warrants and non-employee stock options outstanding were as follows:

SHARES ISSUABLE UNDER WARRANTS           NUMBER OF      EXERCISE PRICE          EXERCISE
AND NON-EMPLOYEE OPTIONS                   SHARES          PER SHARE             PERIOD
------------------------------           ----------   -------------------   -----------------
Balance, January 1, 1998...............   1,650,000   $       1.75--$4.00          3--5 years
Issued during the year.................   6,058,540   $       0.69--$1.81          2--5 years
                                         ----------   -------------------   -----------------
Balance, December 31, 1998.............   7,708,540   $       0.69--$4.00          2--5 years
Issued during the year.................   3,380,111   $       0.75--$1.50          1--5 years
Cancelled during the year..............  (1,000,000)  $              1.75          1--3 years
                                         ----------   -------------------   -----------------
Balance, December 31, 1999.............  10,088,651   $       0.69--$4.00          1--5 years
                                         ==========   ===================   =================

6.  EMPLOYEE STOCK OPTIONS

The Company has 5,000,000 shares of common stock reserved for grant to its officers, directors and key employees under its stock option plan. At December 31, 1999, options to purchase 2,969,000 shares of common stock had been granted under the Plan and 2,031,000 shares were available for future grants. Stock option information is as follows:

                                                                           WEIGHTED-
                                                                            AVERAGE
                                                              NUMBER OF    EXERCISE
                                                                SHARES       PRICE
                                                              ----------   ---------
Shares under option at January 1, 1998......................   1,464,000     $2.78
  Granted...................................................   5,270,000      1.88
  Exercised.................................................    (280,000)     1.00
  Cancelled.................................................  (5,700,000)     2.25
                                                              ----------     -----

Shares under option at December 31, 1998....................     754,000      1.42
  Granted...................................................   2,829,000       .71
  Exercised.................................................  (1,500,000)      .72
  Cancelled.................................................    (180,000)     1.74
                                                              ----------     -----

Shares under option at December 31, 1999....................   1,903,000     $ .89
                                                              ==========     =====

Options exercisable at December 31, 1999....................     477,000     $1.10
                                                              ==========     =====

Compensation expense, equal to the excess of the fair market value on the date of grant and the exercise price, is recorded over the vesting period of each option. Compensation expense related to employee stock options was $103,950 and $591,576 for the years ended December 31, 1999 and 1998, respectively.

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

In September 1998, the CEO, as agreed, rescinded the exercise of his options and the options to purchase 2,000,000 shares of the Company's common stock were reinstated at the original price of $2.00 per share. As the note receivable from the CEO was cancelled in connection with the rescission, the accrued interest income related to the notes receivable and the associated accrued liability for the associated reimbursements were charged to operations in the year ended December 31, 1998.

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

In December 1998, four officers, including the CEO, were terminated from the Company. As part of the severance agreements with the officers, all previously issued options to purchase the Company's stock held by such officers were cancelled. These options had been compensatory and the Company has recognized compensation expense relating to the portions of such grants that had vested in 1997 and 1998 prior to the officers' terminations. The officers forfeited the unvested portion of the accrued compensation relating to the options at the date of termination of $1,376,204. In conjunction with their severance, three of the officers were paid an aggregate of $260,417 which has been recognized in 1998 as compensation expense and were issued warrants, which expire in December 2000, to purchase an aggregate of 1,200,000 shares of the Company's common stock at an exercise price of $l.00 per share. The fair value of the warrants, determined in accordance with SFAS No. 123 using the Black-Scholes option pricing model of $388,900 was recorded as compensation expense for year ended December 31, 1998.

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

The Company's pro-forma net loss and net loss per share would be as follows:

                                                      1999              1998
                                                   -----------       -----------
Net loss, as reported............................  $(3,246,346)      $(5,298,145)
Net loss, pro-forma..............................  $(4,504,756)      $(5,933,033)
Basic net loss per share--as reported............  $     (0.13)      $     (0.26)
Basic net loss per share--pro-forma..............  $     (0.18)      $     (0.29)
Weighted average fair value of options granted to
  employees during the year......................  $      0.71       $      0.96

NOTE J--INCOME TAXES

The provision for income taxes consists of $800 for the years ended December 31, 1999 and 1998 which represents the state minimum tax.

The difference between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                                       TAX BENEFIT (EXPENSE)
                                                   -----------------------------
                                                      1999              1998
                                                   -----------       -----------
Federal statutory tax rate.......................         34.0%             34.0%
State and local income tax, net of federal.......          7.1%              1.4%
Stock options....................................          1.3%            (13.0%)
Other............................................          0.0%              1.5%
Valuation allowance..............................        (42.4%)           (23.9%)
                                                   -----------       -----------
Effective tax rate...............................          0.0%             0.00%
                                                   ===========       ===========

At December 31, 1999, deferred tax assets (liabilities) are comprised of the following:

Net operating loss carryforward......               $ 4,575,000
Options and warrants.................                    51,000
Accrued reserves.....................                    39,000
Research costs.......................                   901,000
Accumulated depreciation                                (97,000)
Other................................                    16,000
                                                    -----------
                                                      5,485,000
Less valuation allowance.............                (5,485,000)
                                                    -----------
                                                    $        --
                                                    ===========

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial statement purposes. At December 31, 1999, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 1999, net operating loss carryforwards were approximately $11,792,000 for federal tax purposes that expire at various dates from 2009 through 2013 and $10,208,000 for state tax purposes that expire in 2003.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the "change in ownership" provisions of the internal revenue code and similar state regulations. The annual limitation may result in expiration of net operating loss carryforwards before utilization.

NOTE K--FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments approximated carrying value at December 31, 1999. The Company's financial instruments include cash and accounts receivable for which the carrying amount approximates fair value due to the short maturity of the instruments. The carrying amount of debt approximates fair value as the majority of the debt was recently borrowed at rates, or imputed at rates, currently available to the Company for similar debt.

NOTE L--SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------   ------------
Supplemental cash flow information:
  Cash paid for income taxes......................  $     1,600   $      2,500
  Cash paid for interest expense..................  $     3,600   $      3,200
Non cash investing and financing activities:
  Issuance (rescission) of common stock for note
    receivable....................................  $        --   $ (4,000,000)
  Conversion of debt into equity..................  $ 4,945,561   $         --
  Reclassification of redeemable common stock.....  $        --   $  1,550,000
  Amortization/issuance of common stock for
    prepaid interest on debt financing............  $   323,593   $    647,186
  Amortization/issuance of warrants for debt
    issuance costs................................  $   696,299   $  1,392,597
  Issuance of common stock and warrants for
    services......................................  $ 1,593,247   $         --
  Issuance of warrants in conjunction with bridge
    loan..........................................  $    58,500   $         --
  Issuance of stock options to employees..........  $   103,950   $         --

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 17, 1999, the Company dismissed PricewaterhouseCoopers LLP ("PwC") as its independent accountants. The decision to dismiss PwC was approved by the Company's Board of Directors. PwC's reports on the Company's financial statements for each of the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle except the reports for each of the past two years expressed substantial doubt about the Company's ability to continue as a going concern.

On September 17, 1999, Grant Thornton LLP ("Grant Thornton") was engaged by the Company as its principal accountant to audit the Company's financial statements. The Company did not consult Grant Thornton regarding the application of accounting principles to a specific contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, or on any matter that was the subject of a disagreement with PwC, the Company's former accountants, who were dismissed on August 17, 1999.

Effective January 1, 2000, Grant Thornton sold its Stockton and Sacramento, California offices to Moss Adams, LLP, an accounting and consulting firm ("Moss Adams"). Since the individuals performing services for the Company at Grant Thornton are now in the employ of Moss Adams, effective January 1, 2000, the Company dismissed Grant Thornton as its independent accountants and engaged the services of Moss Adams to act as the Company's principal accountants to audit the Company's financial statements. The decision to dismiss Grant Thornton and retain the services of Moss Adams was approved by the Company's board of directors. Grant Thornton had not completed the audit of the Company's
December 31, 1999 financial statements and therefore had not issued a report on the Company's financial statements.

During the Company's two most recent fiscal years and through January 1, 2000, there have been no disagreements with Grant Thornton or PwC, the Company's previous accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Grant Thornton or PwC, would have caused them to make reference thereto in their report on the financial statements for such years. In addition, the Company did not consult Moss Adams regarding the application of accounting principles to a specific contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, or on any matter that was the subject of a disagreement with the Company's former accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME                            AGE                              POSITION
----------------------------  --------   --------------------------------------------------------
Daniel L. McPeak, Sr.            65      Class III Director, CEO, and Chairman of the Board
Patricia McPeak                  59      President and Class III Director
Kirit S. Kamdar                  58      Class I Director
Steven W. Saunders               44      Class I Director
Joseph R. Bellantoni             38      Class II Director
Milton A. Koffman                76      Class II Director
Todd C. Crow                     51      Vice President Finance & Chief Financial Officer
Ike E. Lynch                     55      Vice President of Operations
Daniel L. McPeak, Jr.            40      Vice President and General Manager
Dr. Rukmini Cheruvanky           66      Director of Research and Development
Dr. Reddy Sastry V.
  Cherukuri                      63      Director of Science and Technology

DIRECTORS AND EXECUTIVE OFFICERS

DANIEL L. MCPEAK. Mr. McPeak co-founded the Company in February 1989 and has served as chairman of the Board of the Company since its formation. In November 1998, Mr. McPeak was re-appointed Chief Executive Officer ("CEO") of the Company. Mr. McPeak previously served as CEO of the Company from May 1989 to April 1997. Mr. McPeak is the spouse of Ms. McPeak. Mr. McPeak will serve as a Class III Director until the election of Directors in 2001.

PATRICIA MCPEAK. Ms. McPeak co-founded the Company in February 1989 and has served as President and Director of the Company since its formation. From February 1989 to January 1996, Ms. McPeak also served as Secretary of the Company. Ms. McPeak is the spouse of Mr. McPeak. Ms. McPeak will serve as a Class III Director until the election of Directors in 2001.

KIRIT S. KAMDAR. Mr. Kamdar has served as a Class I Director of the Company since August 1998 and will serve until the next election of Directors in 2002. From January 1990 to September 1992, Mr. Kamdar also served as Director of the Company, and from January 1990 to April 1994 as the Company's Executive Vice President. Since July 1974, Mr. Kamdar has been Chairman of the Board and Chief Executive Officer of Kamflex Corporation, a manufacturing corporation.
Mr. Kamdar received his B.A. degree in Mechanical Engineering from the University of Bombay and his Master's Degree in Industrial Engineering and Management from Oklahoma State University.

STEVEN W. SAUNDERS. Mr. Saunders has served as a Class I Director of the Company since August 1998 and will serve until the next election of Directors in 2002. Mr. Saunders has been President of Saunders Construction, Inc., a commercial construction firm since February 7, 1991 and President of Warwick Corporation, a business-consulting firm.

JOSEPH R. BELLANTONI. Mr. Bellantoni has served as a Class II Director of the Company since May 1999 and will serve until the election of Directors in 2000. Mr. Bellantoni has tendered his resignation to be effective upon the Company's payment of the $1,850,000 promissory note to FoodCeuticals, LLC. From April 1995 to the present, Mr. Bellantoni has served as a Director of Dominion
Resources, Inc., a real estate and resort development company. From April 1995 to December 1998 he served as Treasurer of Dominion and from January 1999 to the present has served as its Treasurer and President. From February 1989 to January 1993 Mr. Bellantoni served as a manager of Great American Recreation, Inc., an operator of ski resorts. From January 1993 to June 1994, he served as the Vice President of Administration of Great American, from June 1994 to October 1996 he served as its Chief Financial Officer and from October 1995 to the present, Mr. Bellantoni has served as a Director. From November 1994 to the present, Mr. Bellantoni has served as the Chief Financial Officer of Great Gorge Golf Reserve, an owner, operator and developer of golf courses.

MILTON A. KOFFMAN. Mr. Koffman has served as a Class II Director of the Company since October 1999 and will serve until the election of Directors in 2000.
Mr. Koffman has tendered his resignation to be effective upon the Company's payment of the $1,850,000 promissory note to FoodCeuticals, LLC. Mr. Koffman has been Chairman of the Board of New Value Inc. since 1990. Previously, from 1970 to 1990, he served as Executive Vice President of Great American Industries, a manufacturer of rubber products. Prior to this, he served as Vice President of Public Loan Company, Inc., a small loan business company from 1963 to present. Mr. Koffman was also Managing Partner for a group of Real Estate Partnerships. Mr. Koffman has served as Vice Chairman of IEC, a manufacturer of electronic parts from 1985 to 1991. In addition, he was Chairman of Jayark Corporation from 1972 to 1992. Mr. Koffman has been on the Board of Director's for Sattlers Department Store, Walter Reade Theatres, Scoreboard, Inc. and Chenango Industries.

TODD C. CROW. Mr. Crow joined the Company in May 1996 and has been the Company's Vice President of Finance and Chief Financial Officer since November 1998 and its Secretary since January 1999. From September 1997 to November 1998,
Mr. Crow was the Company's Controller. From May 1996 to

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

SIGNIFICANT EMPLOYEES

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

SECTION 16(A) COMPLIANCE

Based upon a review of the Company's records, the Company is aware that the following officers or directors of the Company failed to timely file one or more reports disclosing beneficial ownership of securities of the Company as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 1999: each of Ike E. Lynch, Daniel McPeak, Sr. and Patricia McPeak failed to timely file Forms 3 reporting their initial statement of beneficial ownership of securities upon the Company registering its Common Stock with the Securities and Exchange Commission under the Securities Exchange Act of 1934 in July 1998; Todd C. Crow failed to timely file a Form 3 reporting his initial statement of beneficial ownership of securities upon Mr. Crow becoming Vice President of Finance and the Company's Chief Financial Officer in November 1998. Daniel McPeak, Jr. failed to timely file a Form 3 reporting his initial statement of beneficial ownership of securities upon Mr. McPeak becoming Executive Vice President and General Manager in November 1998; Daniel McPeak, Sr. and Patricia McPeak failed to timely file Forms 4 reporting gifts of stock to Patricia McPeak's mother, The Church of Jesus Christ of Latter Day Saints and one other individual in 1999; and Ike Lynch, Todd Crow and Daniel McPeak, Jr. failed to timely file Forms 4 reporting the acquisition of 500,000 shares of common stock each pursuant to options granted by the Company, and the issuance of options to each of them to acquire 900,000 shares of common stock pursuant to the Company's 1997 Employee Stock Option Plan.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total compensation for the Chief Executive Officer and each of the Company's current executive officers and two former officers whose total salary and bonuses for fiscal 1998 and 1999 exceeded $100,000 or would have exceeded $100,000 on an annualized basis (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                             ANNUAL COMPENSATION                   COMPENSATION
                                      ----------------------------------   ----------------------------
                                                                              AWARDS
                                                                            SECURITIES
                                                                            UNDERLYING
                                                            OTHER ANNUAL   OPTIONS/SARS     ALL OTHER
NAME & PRINCIPAL POSITION               YEAR      SALARY    COMPENSATION        (#)        COMPENSATION
-------------------------             --------   --------   ------------   -------------   ------------
Daniel L. McPeak, Sr.(1)............    1999     $149,126      $16,251(5)
Chairman of the Board,                  1998     $148,861             (2)
Chief Executive Officer                 1997     $141,798      $26,409(5)       50,000

Patricia McPeak.....................    1999     $129,339             (2)
President                               1998     $129,342      $18,282(6)
                                        1997     $127,135      $13,372(6)       50,000

Ike E. Lynch........................    1999     $124,592             (2)      900,000
V.P. Operations and                     1998     $137,500      $25,200(8)      140,000
Chief Operating Officer of              1997     $131,253      $47,700(8)       60,000
Food Extrusion Montana

Todd C. Crow(3).....................    1999     $ 98,884             (2)      900,000
Chief Financial Officer                 1998     $ 79,638             (2)
                                        1997     $ 76,913             (2)

Daniel L. McPeak, Jr.(4)............    1999     $ 98,940      $ 9,900(13)     900,000
Executive V.P./General Manager          1998     $ 71,892      $ 7,200(13)
                                        1997     $ 71,145      $ 7,200(13)

Allen J. Simon (Terminated)(1)......    1999     $ 20,833(12)
                                        1998     $221,534      $38,471(7)                    $236,522(11)
                                        1997     $177,370      $28,760(7)    2,050,000(10)

Karen Berriman (Terminated)(3)......    1999     $ 12,500(12)
                                        1998     $132,693             (2)                    $ 31,837(11)
                                        1997     $ 43,189             (2)      200,000(10)

Dennis C. Riddle (Terminated)(4)....    1999     $ 14,583(12)
                                        1998     $154,746      $52,185(9)
                                        1997     $ 30,147             (2)      350,000(10)

------------------------

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

(2) Other Annual Compensation is less than 10% of Salary.

(3) Mr. Crow was Chief Financial Officer from May 1996 to September 1997 and from November 1998 to present. Ms. Berriman served as Chief Financial Officer from September 1997 to December 1998.

(4) Mr. McPeak, Jr. was Vice President of Sales and Marketing from July 1996 to October 1997 and from November 1998 to present its Executive Vice President, General Manager. Mr. Riddle served as Vice President of Sales and Marketing from October 1997 to December 1998.

(5) In 1999, represents auto expenses, in 1997 represents automobile expenses of $21,787 and other prerequisites.

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

(10) Represents options granted that were replaced and re-priced in September 1998, eventually cancelled in December 1998 and warrants issued in accordance with severance agreements. See "Certain Relationships and Related Transactions."

(11) Represents severance payments and accrued vacation pay: A. Simon $210,417 severance, $26,105 accrued vacation; K. Berriman $25,000 severance, $6,837 accrued vacation pay.

(12) Represents one-month payroll for period prior to severance (November 14 to December 14, 1998) paid in 1999. See "Certain Relationships and Related Transactions."

(13) Represents automobile allowances and expenses.

OPTION GRANTS IN 1999 TO EXECUTIVES

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted during 1999.

                                            NUMBER OF     PERCENT OF TOTAL
                                            SECURITIES      OPTIONS/SARS
                                            UNDERLYING       GRANTED TO      EXERCISE    MARKET
                                           OPTIONS/SARS     EMPLOYEES IN      PRICE      PRICE     EXPIRATION
NAME                                        GRANTED(#)      FISCAL YEAR       ($/SH)     ($/SH)       DATE
----                                       ------------   ----------------   --------   --------   ----------
Ike E. Lynch.............................    900,000(1)         3.18%         $0.72      $0.79       11/1/09
Daniel L. McPeak, Jr.....................    900,000(1)         3.18%         $0.72      $0.79       11/1/09
Todd C. Crow.............................    900,000(1)         3.18%         $0.72      $0.79       11/1/09

------------------------

(1) Options were granted on November 1, 1999, 500,000 shares were fully vested and immediately exercisable at $0.72 per share. The remaining 400,000 shares will be fully vested and exercisable at $0.72 on May 1, 2000. Market price of underlying securities on the date of grant, $0.79 per share.

STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

The table below reflects the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1999 for the Named Executive Officers. Values for "in-the-money" options represent the position spread between the exercise price of existing options and the market value for the Company's common stock on December 31, 1999.

                                                                                              VALUE OF
                                                                 NO. OF                      UNEXERCISED
                                SHARES                     UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                             ACQUIRED ON     VALUE     ---------------------------   ---------------------------
                             EXERCISED(#)   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                             ------------   --------   -----------   -------------   -----------   -------------
Ike E. Lynch...............    500,000       35,000      140,000        400,000          (1)          48,000
Daniel L. McPeak, Jr.......    500,000       35,000       60,000        400,000          (1)          48,000
Todd C. Crow...............    500,000       35,000      110,000        400,000          (1)          48,000

------------------------

(1) The fair market value of the common stock subject to options as of December 31, 1999 ($.84 per share) was less than the exercise price of such options.

REPRICED OPTIONS

In September 1998, in conjunction with the private placement of 1,000,000 shares of the Company's common stock, the Company's Chief Executive Officer ("CEO"), at the request of the new investor, rescinded his 1997 exercise of a 1997 option to acquire 2,000,000 shares of the Company's common stock in exchange for a $4,000,000 note payable to the Company.

Coincidental with the private placement and related rescission, the Company's Board of Directors cancelled the options granted in 1997 to the CEO, four executive officers and two directors to acquire an aggregate of 2,950,000 shares of the Company's common stock at exercise prices ranging from $2.00 to $4.88 per share and re-granted new options to purchase the same number of shares to these individuals at an exercise price of $1.81 per share, the fair market value of the shares at the date the new options were granted (See Note I of Notes to Consolidated Financial Statements and Item 12. Certain Relationships and Related Transactions).

DIRECTOR COMPENSATION

On July 9, 1997, the Board of Directors adopted a non-employee director compensation plan pursuant to which non-employee directors are compensated as follows: (i) $15,000 annual retainer payable in quarterly installments for participation at up to six meetings of the Board of Directors; (ii) an immediately exercisable, nonqualified stock option to purchase 50,000 shares of common stock to be granted upon appointment to the Board of Directors, and (iii) an immediately exercisable, nonqualified stock option to purchase 15,000 shares of common stock to be granted on the day of each annual shareholders' meeting during the non-employee director's service on the Board of Directors. Such options are to be granted as free-standing options and not under the 1997 Stock Option Plan. The exercise price shall be the fair market value of a share of common stock on the date of grant. On April 27, 1999, the Board voted to temporarily suspend the grant of options with payment of retainer to the Board of Directors. Directors are also reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors and committees thereof.

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

LYNCH EMPLOYMENT AGREEMENT. In May 1999, the Company entered into an Employment Agreement with Mr. Ike E. Lynch (the "Lynch Employment Agreement"), pursuant to which Mr. Lynch agreed to serve as Vice President of Operations for the Company and Chief Operating Officer for the Company's subsidiary, Food Extrusion Montana. The Lynch Employment Agreement provides that Mr. Lynch will receive an annual base salary of $125,000, which will be increased to $135,000 on May 1, 2000, then reviewed annually. The Lynch Employment Agreement terminates on May 1, 2004, unless his employment is terminated earlier. Thereafter, the term will be automatically extended for an additional five year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. Lynch's employment may be terminated prior to the expiration of the agreement under the following circumstances: (i) the mutual written agreement of the Company and Mr. Lynch; (ii) Mr. Lynch's disability, which shall, for the purposes of the Lynch Employment Agreement, mean Mr. Lynch's inability due to physical or mental impairment, to perform
Mr. Lynch's duties and obligations under the Lynch Employment Agreement, despite reasonable accommodation by the Company, for a period exceeding three months;
(iii) Mr. Lynch's death; (iv) notice of termination by the Company for cause (as defined in the Lynch Employment Agreement); or (v) written notice of termination by the Company without cause upon fourteen (14) days notice, subject to the compensation for early termination. If Mr. Lynch is terminated without cause, the Company shall pay to Mr. Lynch as liquidated damages and in lieu of any and all other claims which Mr. Lynch may have against the Company the amount equal to Mr. Lynch's monthly base salary multiplied by the number of months remaining in the term of this Agreement, or payment amount equal to two years of Mr. Lynch's base salary, whichever is greater.

CROW EMPLOYMENT AGREEMENT. In May 1999, the Company entered into an Employment Agreement with Mr. Todd Crow (the "Crow Employment Agreement"), pursuant to which Mr. Crow agreed to serve as Chief Financial Officer of the Company. The Crow Employment Agreement provides that Mr. Crow will receive an annual base salary of $125,000, which will be increased to $135,000 on May 1, 2000, then reviewed annually. The Crow Employment Agreement terminates on May 1, 2004, unless his employment is terminated earlier. Thereafter, the term will be automatically extended for an additional five year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. Crow's employment may be terminated prior to the expiration of the agreement under the following circumstances: (i) the mutual written agreement of the Company and Mr. Crow; (ii) Mr. Crow's disability, which shall, for the purposes of the Crow Employment Agreement, mean Mr. Crow's inability due to physical or mental impairment, to perform
Mr. Crow's duties and obligations under the Crow Employment Agreement, despite reasonable accommodation by the Company, for a period exceeding three months;
(iii) Mr. Crow's death; (iv) notice of termination by the Company for cause (as defined in the Crow Employment Agreement); or (v) written notice of termination by the Company without cause upon fourteen (14) days notice, subject to the compensation for early termination. If Mr. Crow is terminated without cause, the Company shall pay to Mr. Crow as liquidated damages and in lieu of any and all other claims which Mr. Crow may have against the Company the amount equal to Mr. Crow's monthly base salary multiplied by the number of months remaining in the term of this Agreement, or payment amount equal to two years of Mr. Crow's base salary, whichever is greater.

MCPEAK, JR. EMPLOYMENT AGREEMENT. In May 1999, the Company entered into an Employment Agreement with Mr. McPeak (the "McPeak, Jr. Employment Agreement"), pursuant to which Mr. McPeak agreed to serve as Executive Vice President and General Manager for the Company. The McPeak, Jr. Employment Agreement provides that Mr. McPeak will receive an annual base salary of $125,000 which will be increased to $135,000 on May 1, 2000, then reviewed annually. The McPeak, Jr. Employment Agreement terminates on May 1, 2004, unless his employment is terminated earlier. Thereafter, the term will be automatically extended for an additional five year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. McPeak's employment may be terminated prior to the expiration of the agreement under the following circumstances: (i) the mutual written agreement of the Company and Mr. McPeak; (ii) Mr. McPeak's disability, which shall, for the purposes of the McPeak, Jr. Employment Agreement, mean Mr. McPeak's inability due to physical or mental impairment, to perform Mr. McPeak's duties and obligations under the McPeak Jr. Employment Agreement, despite reasonable accommodation by the Company, for a period exceeding three months;
(iii) Mr. McPeak's death; (iv) notice of termination by the Company for cause (as defined in the McPeak, Jr. Employment Agreement); or (v) written notice of termination by the Company without cause upon fourteen (14) days notice, subject to the compensation for early termination. If Mr. McPeak is terminated without cause, the Company shall pay to Mr. McPeak as liquidated damages and in lieu of any and all other claims which Mr. McPeak may have against the Company the amount equal to Mr. McPeak's monthly base salary multiplied by the number of months remaining in the term of this Agreement, or payment amount equal to two years of Mr. McPeak's base salary, whichever is greater.

1997 STOCK OPTION PLAN

The Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan") in November 1997 and the shareholders approved the 1997 Plan in May 1998. A total of 5,000,000 shares have been authorized for issuance under the 1997 Plan, of which 2,031,000 shares are available for future grant as of December 31, 1999. The 1997 Plan provides for the grant of "incentive stock options" as defined in
Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), to employees of the Company. The 1997 Plan also provides for the grant of options that are not intended to qualify as incentive stock options under Section 422A of the Code to employees, non-employee directors and consultants of the Company. The exercise price of any incentive stock option granted under the 1997 Plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant and of any nonqualified stock option 85% of fair market value and 110% of fair market value in the case of a participant owning stock possessing more than 10% of the voting rights of the Company's outstanding capital stock. Shares subject to an option granted under the 1997 Plan may be purchased for cash, in exchange for shares of common stock owned by the optionee, or other consideration as set forth in the 1997 Plan. The 1997 Plan is administered by the Board of Directors. Under the 1997 Plan, options vest not less than 20% per year and have ten year terms (except with respect to 10% stockholders which have five-year terms). If the Company sells substantially all of its assets, is a party to a merger or consolidation in which it is not the surviving corporation (a "Change of Control"), then the Company has the right to accelerate unvested options and shall give the option holder written notice of the exercisability and specify a time period in which the option may be exercised. All options shall terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless the agreement governing the Change of Control shall provide otherwise.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 1, 2000 (the "Reference Date") with respect to the beneficial ownership of common stock of the Company, by each person known by the Company to own beneficially more than five percent of the Company's common stock, by each executive officer and director, and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws. As of the Reference Date, there were 36,525,787 shares of common stock outstanding.

                                                              AMOUNT & NATURE       PERCENT
NAME(1)                                                    OF BENEFICIAL OWNER(2)   OF CLASS
-------                                                    ----------------------   --------
Monsanto
800 N. Lindbergh, St. Louis, MO 63167....................         7,167,479          15.34%
Daniel L. McPeak, Sr., Chairman of the Board and Patricia
  McPeak, President and Director.........................         3,574,095(3)        7.65%
Heldomo, A.G.
12, Baarer Strasse, 6300 Zug, Switzerland................         3,181,818           6.81%
Kirit Kamdar, Director...................................         1,801,250(4)
Steven W. Saunders, Director.............................           857,000(4)
Joseph R. Bellantoni, Director...........................           250,000(5)
Milton A. Koffman, Director..............................                --
Todd C. Crow, Chief Financial Officer....................         1,010,000(4)
Ike E. Lynch, V.P. Operations............................         1,296,054(4)
Daniel L. McPeak, Jr., V.P. General Manager..............           971,500(4)

All directors and executive officers, as a group (9
  persons)...............................................         9,761,099          20.89%

------------------------

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

(3) Ownership shown jointly because Mr. McPeak and Ms. McPeak are married. Includes 1,708,225 shares in Mr. McPeak's name and 1,665,870 shares in Ms. McPeak's name and 200,000 held in a joint trust.

(4) Includes warrants and options for the purchase of common stock as follows:
    Kirit S. Kamdar, 50,000; Steven W. Saunders, 50,000; Todd C. Crow, 510,000; Ike E. Lynch, 540,000, also includes 14,409 shares of common stock held by Mr. Lynch's wife to which Mr. Lynch disclaims beneficial ownership; Daniel
    L. McPeak, Jr., 460,000.

(5) Includes shares held by Mr. Bellantoni's wife in the amount of 26,000 shares of common stock to which Mr. Bellantoni disclaims beneficial ownership and a warrant to purchase 200,000 shares of common stock of the Company that FoodCeuticals, LLC transferred to Mr. Bellantoni in consideration of his services performed in connection with the loan from FoodCeuticals to the Company. The warrant is currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kirit Kamdar has been a Director of the Company since August 5, 1998 and was a Director of the Company from January 1990 to September 1992. From January 1990 to April 1994, Mr. Kamdar served as the Company's Executive Vice President.
Mr. Kamdar currently owns 1,801,250 shares of the Company's common stock or 5.95% Since July 1974, Mr. Kamdar has been Chairman of the Board and Chief Executive Officer of Kamflex Corporation ("Kamflex"), a manufacturer of extrusion and conveyor equipment. In 1997, Kamflex sold $83,990 worth of such equipment to the Company pursuant to its standard commercial terms and prices. Kamflex's sales volume to customers other than the Company is approximately $3.5 to $4 million per year. The Company did not purchase any equipment from Kamflex in 1998 and 1999.

In July 1999, the Company issued 250,000 shares of common stock to a vendor in lieu of $234,000 cash to guarantee direct supplies for three years.

In November 1999, the Company entered into a contract with a company to provide investor relations for a period of one year. The Company issued
1,600,000 shares of common stock with a fair market value of $1,262,400. Additionally, the Company issued warrants to purchase 1,000,000 shares of common stock. In February 2000, the agreement was terminated and the Company expects to receive at least 50 percent of the stock and warrants back.

In November 1999, the Company issued 1,500,000 shares of common stock to three executives pursuant to the exercise of some of their stock options. These stock options were issued in accordance with the Company's Employee Stock Option program that was ratified by the Board of Directors in 1997.

In December 1999, Monsanto Corporation ("Monsanto") agreed to convert its note from the Company with an outstanding principal balance of $5,000,000 into 7,167,479 shares of common stock and $54,441 cash. In February 1997, a 1996 loan agreement ("Loan Agreement") with Monsanto pursuant to which it had advanced $5,000,000 to the Company, to be converted to common stock was renegotiated. The renegotiated loan, due in November 1999, was non-interest bearing and convertible into shares of the Company's common stock at the lower of $5.00 per share, or the price per share the Company received in a sale of its common stock in a financing of at least $1,000,000 occurring closest and prior to a notice of intent to convert. The Company recorded a charge against operations of $1,325,000 in 1997 for the beneficial conversion feature as a result of the fair market value of the stock being greater than the conversion rate on the scheduled dates the Company received the proceeds pursuant to the Loan Agreement. As a result of this charge, the effective interest rate of the loan is greater than the interest rate currently available to the Company for similar debt; therefore no imputed interest has been calculated on this loan.

During 1999, the Company entered into negotiations with a company for the granting of an exclusive license to sell RiceX products in the nutraceutical market. Those discussions resulted in the execution of an agreement dated as of November 1, 1999. As part of that transaction, Patricia McPeak, an officer and director of the Company, intended leaving employment of the Company and become an officer and shareholder of that new company. However, the constituent members of the Company's contracting partner could not come to agreement on various essential terms of their relationship, and as a result, the Company agreed to terminate that agreement effective as of November 1, 1999, Patricia McPeak agreed to terminate her relationship with that new company also effective November 1, 1999. The Company has entered into a new agreement with certain members of the original contracting party. Negotiations with that new entity have not been concluded, but the Company may become a shareholder in that new entity, and Patricia McPeak, an officer and director of the Company, may be involved as a shareholder and executive officer in that new entity which will contract with the Company.

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

INDEX TO EXHIBITS

(A)  EXHIBIT NO DESCRIPTION OF EXHIBIT

 2.1 Certificate of Incorporation of the Company. (1)

 2.2 Form of Bylaws of the Company. (2)

 3.1 Certificate of Incorporation of the Company. (1)

 3.2 Form of Incorporation of the Company. (1)

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

 4.20 Letter Agreement between the Company and certain investors dated January 15, 1999. (5)

 4.21 Stock Purchase Agreement between the Company and Marilyn Roosevelt dated July 16, 1997. (1)

 4.22 Shareholders Agreement between CF Corporation (formerly Centennial Foods, Inc.) and the Company dated March 19, 1997. (1)

 4.23 Amendment No. 1 to the Shareholders Agreement between CF Corporation and the Company dated January 15, 1999. (5)

 4.24 Registration Rights Agreement between the Company and CF Corporation dated January 22, 1999. (5)

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

 4.29 Note Agreement between Monsanto Company and the Company dated October 31, 1996. (1)

 4.30 Addendum No. 1 to Note Agreement dated October 31, 1996 between Monsanto Company and the Company dated February 6, 1997. (1)

 4.31 Creditor Agreement between Centennial Foods, Inc., the Company and Ike Lynch dated October 14, 1996. (1)

 4.32 Creditor Agreement between Centennial Foods, Inc., the Company and Montana Department of Environmental Quality dated October 18, 1996. (1)

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

 4.36 Form of Subordination Agreement between certain creditors of Centennial Foods, Inc. in favor of Seafirst. (1)

 4.37 Creditor's Agreement between Centennial Foods and Montana Department of Commerce dated October 11, 1996. (1)

 4.38 Form of Creditor's Agreement between Centennial Foods, Inc. and certain convertible note holders. (1)

 4.39 Amended and Restated Loan Agreement between the Company and FoodCeuticals dated as of December 31, 1998. (5)

 4.40 Promissory Note in the amount of $1,850,000 payable to FoodCeuticals dated December 31, 1998. (5)

 4.41 Registration Rights Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)

 4.42 Warrant Agreement number 98-1 between the Company and FoodCeuticals dated December 31, 1998. (5)

 4.43 Warrant Agreement number 99-1 between the Company and FoodCeuticals dated January 15, 1999. (5)

 4.44 Security Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)

 4.45 Form of Warrant Agreement between the Company and certain former officers of the Company dated as of December 1998. (5)

 4.46 Subscription Agreement between the Company and Heldomo, A.G. dated September 10, 1998. (5)

 4.47 Warrant Agreement between the Company and Heldomo, A.G. dated September 10, 1998. (5)

 4.48 Stockholder Agreement by and among The RiceX Company, Inc. and BioCeutics, Inc. dated November 1, 1999.

 4.49 Warrant Agreement between the Company and Dorchester Group dated April 26, 1999.

 4.50 Form of nonstatutory Stock Option Agreement between the Company and employee dated October 1, 1999. (3)

 4.51 Warrant Agreement between the Company and JDK & Associates dated November 1, 1999.

 4.52 Addendum No. 2 to the October 31, 1996 Monsanto Security Agreement dated November 30, 1999.

 4.53 Form of nonstatutory Stock Option Agreement between the Company and Vice President, Operations, Ike Lynch dated November 1, 1999. (3)

 4.54 Form of Subscription Agreement to the Private Placement Offering 1999.

 4.55 Form of Warrant Agreement to the Private Placement Offering 1999.

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

10.10 Employment Agreement between the Food Extrusion Montana, Inc. and Ike E. Lynch dated March 19, 1997. (1)(3)

10.11 Consulting Agreement between the Company and Robert H. Hesse dated September 30, 1997. (1)(3)

10.12 Form of Indemnification Agreement by and among the Company and certain officers and directors. (1)(3)

10.13 Agreement between the Company and Wolcott Farms, Inc. dated March 1, 1997.
      (1)*

10.14 Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmers' Rice and the Company dated June 28, 1994. (1)*

10.15 Amendment dated April 16, 1996 to Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmers' Rice Cooperative and the Company dated June 28, 1994. (1)

10.16 Stabilized Rice Bran Processing, Sales and Marketing Agreement between California Pacific Rice Milling, Ltd. and the Company dated August 1995.
      (1)*

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

10.33 Second Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)

10.34 Rental Agreement, Month to Month, between James W. Cameron, Jr. and the Company dated December 22, 1997. (1)

10.35 Plan and Agreement of Reorganization between Core Iris, Inc. and the Company dated December 5, 1996. (1)

10.36 Asset Purchase Agreement between Centennial Foods, Inc., Food Extrusion Montana, Inc. and the Company dated January 2, 1997. (1)

10.37 Form of Severance Agreement and Mutual Release of Claims dated as of December 1998 between the Company and certain former officers of the Company. (5)

10.38 BioCeutics License Agreement dated November 1, 1999. (3)

10.39 Form Employment Agreement between the Company and Daniel L. McPeak Jr. date May 1, 1999. (3)

10.40 Intermark Partners, LLC Addendum to Letter of Intent to Invest, Agreement in Principal dated November 16, 1999.

10.41 Intermark Partners, LLC Supplemental Agreement dated March 10, 2000.

10.42 Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated October 20, 1999. (3)

10.43 Termination of Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated February 17, 2000.

10.44 Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers' Rice Cooperative and the Company dated May 1, 1999. * (3)

 16.1 Letter from PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand LLP) dated July 28, 1998. (2)

 16.2 On August 17, 1999, The RiceX Company dismissed PricewaterhouseCoopers, LLP (formerly Coopers and Lybrand, LLP) dated July 28, 1998. (4)

 16.3 On September 17, 1999, Grant Thornton, LLP was engaged by the Company as its principal accountant to audit the Company's financial statements. (4)

 16.4 Effective January 1, 2000, Grant Thornton, LLP, the independent accountants for The RiceX Company, sold its Stockton and Sacramento, California offices to Moss Adams, LLP, an accounting and consulting form. Since the individuals performing services for the Company at Grant Thornton are now in the employ of Moss Adams, effective January 01, 2000, the Company dismissed Grant Thornton as its independent accountants and engaged the services of Moss Adams to act as the Company's principal accountants to audit the Company's financial statements. (4)

21   List of Subsidiaries

27   Financial Data Schedule

------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement No. 000-24285 filed with the Commission on May 18, 1998.

(2) Previously filed as an exhibit to the Company's Amendment No. 2 to the Registration Statement No. 000-24285 filed with the Commission on August 26, 1998.

(3) Represents a management contract or compensatory plan or arrangement.

(4) Previously filed as item (4) on Form 8-K dated August 26, 1999, September 22, 1999, or January 7, 2000.

(5) Previously filed as an exhibit to the Company's Form 10-KSB filed with the Commission on April 15, 1999.

* Confidential treatment granted as to certain portions.

(B)  REPORTS ON FORM 8-K

As reported on August 26, 1999, Change in Registrant's Certifying Accountant, the Company dismissing its independent accountants.

As reported on September 22, 1999, Change in Registrant's Certifying Accountant, the Company engaging new independent accountants.

As reported on January 7, 2000, Change in Registrant's Certifying Accountant, the Company Dismissing and engaging new independent accountants. See Part II.
Item 8. -- "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                       THE RICEX COMPANY

Date: March 30, 2000                                   By:  /s/ Daniel L. McPeak
                                                            -----------------------------------------
                                                            Daniel L. McPeak
                                                            CHAIRMAN OF THE BOARD AND
                                                            CHIEF EXECUTIVE OFFICER

Date: March 30, 2000                                   By:  /s/ Todd C. Crow
                                                            -----------------------------------------
                                                            Todd C. Crow
                                                            VICE PRESIDENT, FINANCE AND
                                                            CHIEF FINANCIAL OFFICER

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 30, 2000                                   By:  /s/ Patricia McPeak
                                                            -----------------------------------------
                                                            Patricia McPeak
                                                            PRESIDENT AND DIRECTOR

Date: March 30, 2000                                   By:  /s/ Kirit S. Kamdar
                                                            -----------------------------------------
                                                            Kirit S. Kamdar
                                                            DIRECTOR

Date: March 30, 2000                                   By:  /s/ Steven W. Saunders
                                                            -----------------------------------------
                                                            Steven W. Saunders
                                                            DIRECTOR