Form 10QSB
period 2000-03-31
RICEX CO
filed 2000-05-12
CIK 1061881

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 2000


                         Commission file number 0-24285


                                THE RICEX COMPANY


                                                           68-0412200
Incorporated in Delaware                         IRS Employer Identification No.


               1241 Hawk's Flight Court, El Dorado Hills, CA 95762
                    Registrant's Telephone No. (916) 933-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

         Number of shares of common stock outstanding as of May 1, 2000:
                                   36,575,923

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):

                              Yes      No  X
                                 -----   -----

                                The RiceX Company
                         (formerly Food Extrusion, Inc.)
                Form 10-QSB for the Quarter Ended March 31, 2000

                                      Index

Part I.        Financial Information

Item 1.  Financial Statements                                                         Page
                                                                                      ----
               a)   Consolidated Balance Sheet at March 31, 2000                        3

               b)   Consolidated Statements of Operations for the
                    quarters ended March 31, 2000 and 1999                              4

               c)   Consolidated Statements of Cash Flows for the
                    quarters ended March 31, 2000 and 1999                              5

               d)   Notes to financial statements                                       6

Item 2.        Management's Discussion and Analysis or Plan of Operation                8

Part II.       Other Information

Item 2.  Changes in Securities                                                         10

Item 6.  Exhibits and Reports on Form 8-K.                                             10

               a)   Exhibit 27, Financial data schedule

               b)   Reports on Form 8-K

Signatures                                                                             11

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                   (unaudited)



                                     ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                    $  1,105,059
     Trade accounts receivable                                         576,656
     Inventories                                                       277,422
     Deposits and other current assets                                  50,523
                                                                  ------------

           Total current assets                                      2,009,660

PROPERTY AND EQUIPMENT, net                                          2,845,532

OTHER ASSETS                                                            91,986
                                                                  ------------

                                                                  $  4,947,178
                                                                  ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Note payable to shareholder                                  $  1,850,000
     Accounts payable and accrued liabilities                          573,584
                                                                  ------------

           Total current liabilities                                 2,423,584

CONVERTIBLE NOTE                                                     2,500,000
                                                                  ------------

           Total liabilities                                         4,923,584
                                                                  ------------

COMMITMENTS AND CONTINGENCIES                                               --

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, par value $.001 per share,
        10,000,000 shares authorized,
        no shares issued and outstanding                                    --
     Common stock, par value $.001 per share,
        100,000,000 shares authorized,
        36,561,787 shares issued and outstanding                        36,562
     Additional paid-in capital                                     27,415,190
     Accumulated deficit                                           (24,776,958)
     Deferred expenses relating to equity issuance                  (1,572,700)
     Note receivable from shareholder                               (1,078,500)
                                                                  ------------

           Total shareholders' equity                                   23,594
                                                                  ------------

                                                                  $  4,947,178
                                                                  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Quarters ended
                                                     ----------------------------
                                                       March 31,       March 31,
                                                         2000            1999
                                                     ------------    ------------
Revenues
     Sales                                           $    867,737    $    773,641
     Royalties                                              9,169           7,477
                                                     ------------    ------------
                                                          876,906         781,118

Cost of sales                                             575,629         439,927
                                                     ------------    ------------
                                                          301,277         341,190

Research and development expenses                          52,993         155,582
Selling, general and administrative expenses              307,501         306,940
Stock option and warrant compensation to employees         24,948              --
Professional fees                                         479,626          80,647
                                                     ------------    ------------

        Loss from operations                             (563,791)       (201,978)

Other income (expense):
     Interest and other income                             55,839           4,176
     Interest and other expense                          (255,945)       (324,955)
                                                     ------------    ------------

        Loss before provision for income taxes           (763,897)       (522,757)

Provision for income taxes                                     --              --
                                                     ------------    ------------

        Net loss                                     $   (763,897)   $   (522,757)
                                                     ============    ============

Basic and diluted earnings per share:
     Net loss per share                              $      (0.02)   $      (0.02)
                                                     ============    ============

Weighted average number of shares outstanding          36,488,178      22,027,997
                                                     ============    ============





        The accompanying notes are an integral part of these consolidated financial statements.

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                               Quarters ended
                                                        --------------------------
                                                          March 31,     March 31,
                                                             2000         1999
                                                        -----------    -----------
Cash flow from operating activities:
     Net loss                                           $  (763,897)   $  (522,757)
     Adjustments to reconcile net loss to
        net cash from operating activities
        Depreciation and amortization                       162,829        175,737
        Shares, warrants and options issued for
           compensation and services                         81,075             --
        Amortization of investor relations fees             281,527             --
        Amortization of prepaid processing fees              19,531             --
        Accretion of debt discount                               --         28,149
        Amortization of prepaid interest and debt
           issuance costs                                   254,973        254,973
     Net changes in operating assets and liabilities
        Trade accounts receivable                           (61,957)       (81,016)
        Inventories                                          32,767        (86,345)
        Deposits and other current assets                   (24,698)            92
        Deferred debt issuance costs                             --         19,622
        Accounts payable and accrued liabilities             34,125       (313,237)
                                                        -----------    -----------

               Net cash from operating activities            16,275       (524,782)
                                                        -----------    -----------

Cash flows from investing activities
     (Purchases) sales of property and equipment, net       (23,421)            --
     Collection on note receivable                               --         30,900
                                                        -----------    -----------
           Net cash from investing activities               (23,421)        30,900
                                                        -----------    -----------

Cash flows from financing activities
     Proceeds from issuance of common stock                 126,000             --
     Proceeds from issuance of long-term debt                    --        700,000
     Proceeds on notes to shareholder                            --        249,975
     Principal payments on long-term debt                        --     (1,293,212)
     Private Placement financing expenses                   (43,844)            --
                                                        -----------    -----------

           Net cash from financing activities                82,156       (343,237)
                                                        -----------    -----------

Net (decrease) increase in cash and cash equivalents         75,010       (837,119)

Cash and cash equivalents, beginning of period            1,030,049      1,158,302
                                                        -----------    -----------

Cash and cash equivalents, end of period                $ 1,105,059    $   321,183
                                                        ===========    ===========


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

There have been no changes in the Company's significant accounting policies as set forth in the Company's audited financial statements for the year ended December 31, 1999, which were included in the Company's Form 10-KSB. These unaudited financial statements for the three months ended March 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

2.   PROPERTY AND EQUIPMENT

At March 31, 2000, property and equipment consists of the following:

             Land and buildings                                                        $    367,961
             Equipment                                                                    4,158,743
             Leasehold improvements                                                         381,642
             Furniture and fixtures                                                         225,417
                                                                                       -------------
                                                                                          5,133,763
             Less accumulated depreciation and amortization                              (2,490,131)
                                                                                       -------------
                                                                                          2,643,632
             Equipment not placed in service                                                201,900
                                                                                       -------------
                                                                                       $  2,845,532
                                                                                       =============

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2000, accounts payable and accrued liabilities consist of the following:

              Trade accounts payable                                                   $    220,801
              Other accrued liabilities                                                     352,783
                                                                                       -------------
                                                                                       $    573,584
                                                                                       =============


4.   DEBT

At March 31, 2000, debt consists of the following:

              Note payable to shareholder, stated interest rate of 18%,
                 Interest prepaid in common stock, due December 2000                       1,850,000
                                                                                        =============
              Convertible Note:
                Convertible note payable to a venture capitalist firm secured by
              FoodEx Assets, Non-interest bearing, pending due diligence to                2,500,000
              convert to equity                                                         =============


The Company is taking steps to address the $2,500,000 convertible note and $1,850,000 debt that matures in December 2000. The Company expects to use cash generated from operations and equity financing to retire these obligations.

5.   SHAREHOLDERS' EQUITY (DEFICIT)

                           SHARES ISSUED FOR SERVICES

During April 2000, the Company issued 14,134 shares of common stock to an agent for introducing investors to the Company. The value of the common stock was approximately $10,601 and is recorded in shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

                       SHARES ISSUED IN PRIVATE PLACEMENT

During the first quarter of 2000, the Company had issued and sold 182,138 shares of its common stock to private placement investors for $136,604. Also in connection with the transaction, the investors received warrants to purchase up to 182,138 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

6.   NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during all periods presented. Options and warrants are excluded from the basic net loss per share calculation because they are currently anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the consolidated financial condition of The RiceX Company and the results of operations for the quarters ended March 31, 2000 and 1999.

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

QUARTERS ENDED MARCH 31, 2000 AND 1999

Consolidated revenues through March 2000 of $877,000 increased $96,000, or 12%, from the same period last year. The sales increase is attributed to a year to date increase in two product categories, SRB Regular and Solubles. SRB Regular showed an increase in revenue of $69,000 to $646,000, while Solubles increased $36,000 to $174,000. SRB Fine decreased $10,000 to $23,000 and a decrease in Fiber of $1,000 to $26,000 compared to sales through March 1999.

Gross margins through March 2000 were $301,000 or 34% of $877,000 compared to $341,000 or 44% of $781,000 during the same period last year. The decrease was the result of no production of Solubles at our Montana plant during the first quarter of this year which resulted in unabsorbed costs of $101,000 through March 2000. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

Research and development ("R&D") expenses reflect substantial decreases for quarter ended March 31, 2000 compared to the same period last year. R&D expenditures decreased from $156,000 for the quarter ended March 31, 1999 to $53,000 for the current quarter.

S, G & A expenses were $308,000 for the quarter ended March 31, 2000, compared to $307,000 for quarter ended March 31, 1999, an increase of $1,000.

Stock option compensation expense is a non-cash charge relating to the issuance of favorably priced stock options to employees and directors to attract these executives to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vested immediately. The charges in 2000 of $25,000 relate to the stock option compensation expenses associated with option grants to three executive officers.

Professional fees increased to $480,000 for the quarter ended March 31, 2000 from $81,000 for the prior year's quarter. The increase of $399,000, is due primarily to the retention and subsequent release of an investor relations company, expenditures for legal and accounting fees in connection with equity financing, and the preparation of Form 10-KSB.

Interest expense for quarter ended March 31, 2000 was $256,000 compared to $325,000 for the same period last year. In both quarters ended March 31, 2000 and 1999, these charges primarily represent the amortization of certain debt issuance costs and accrued interest. The $69,000 decrease for quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 is associated with the reduction of amortized and accrued interest costs on debt that was paid off in November 1999.

For the 3 months ending March 2000, the Company's net loss was $764,000 or $.02 per share compared to a loss of $523,000 or $.02 per share in 1999, an increased loss of $241,000 over the same period last year. The increase in losses for the year is primarily due to the accelerated investor relations and other professional expenses during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has been substantially dependent on private placement of its equity securities and debt financing to fund its cash requirements due to the preliminary nature of its operation. However, during the quarter ended March 31, 2000 the cash balance and cash flow improved over the same time period last year. Cash balance at March 31, 2000 increased $784,000 to $1,105,000 from $321,000 at March 31, 1999.

During quarter ended March 31, 2000 the Company showed a $966,000 improvement in cash generated from operations and financing activities compared with the same time period last year. The cash flows from these activities generated more than $98,000 at quarter ended March 31, 2000 compared with a deficit of $868,000 for quarter ended March 31, 1999. Cash flows from operating activities were $16,000 and negative $525,000 at quarters ended March 31, 2000 and 1999 respectively. Cash flows from financing activities were $82,000 and negative $343,000 at quarters ended March 31, 2000 and 1999 respectively.

During 2000, the Company entered into an agreement with a company for the granting of an exclusive license to sell RiceX products in the nutraceutical market. As part of this transaction, Patricia McPeak resigned as President of the Company and became an officer and shareholder of that new company. In exchange for the exclusive license in the nutraceutical market, the Company will receive license fees and has become a shareholder in that new company. Also, in connection with this transaction, the Company's technical employees agreed to terminate their employment agreements with the Company and enter into employment agreements with the new company. The Company has agreed to issue the former employees warrants to purchase 153,000 shares of common stock at $.79 per share in exchange for canceling their employee options and waiving any claims under their employment agreements. As of the reference date, the Company has not issued the warrants to these former employees but recognizes the obligation to do so.

In December 1999, the Company entered into a letter of intent with a venture capital firm ("Firm") to provide up to $6,000,000 in equity financing to pay off the Company's debt and expand its manufacturing capacity and marketing efforts. The agreement is structured to provide an initial investment of $2,500,000 as a convertible note. Within a maximum period of 120 days, subject to the satisfactory completion of due diligence, the note was to be converted into equity at $.70 per share. On March 29, 2000, the Firm successfully completed their due diligence and concluded that an equity investment in the Company is prudent. However, the constituent members of the Firm could not reach an agreement that would identify their desired course of action. Consequently, the Company has suspended negotiations with the Firm until such time the members of the Firm reach an understanding among themselves. The $2,500,000 note is secured by the assets of Foodex Montana and is non-interest bearing during 120-day due diligence period that expired in April 2000. If the note is not converted to equity the note may be extended for a period of 12 months with an interest rate of Wall Street Journal prime plus two percent.

The Company is taking steps to address the $2,500,000 convertible note and $1,850,000 debt that matures in December 2000. The Company expects to use cash generated from operations and equity financing to retire these obligations. There can be no assurance that such arrangements will be successful.

For 2000, the Company expects to incur additional costs for research and development, including clinical studies, and professional and legal fees for patent and trademark applications. It also expects to expand its sales and marketing efforts. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet such expansion requirements.

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

                           PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

During the first quarter of 2000, the Company had issued and sold 182,138 shares of its common stock to private placement investors for $136,604. Also in connection with the transaction, the investors received warrants to purchase up to 182,138 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

During April 2000, the Company issued 14,134 shares of common stock to an agent for introducing investors to the Company. The value of the common stock was approximately $10,601 and is recorded in shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

10.45 Stabilized Rice Bran Processing, Sales, and Marketing Agreement between California Pacific Rice Milling, Inc. and the Company effectively dated January 1, 2000.*

10.46    Licensing Agreement between NutraStar, Inc. and the Company.*


(a) Exhibit 27, Financial Data Schedule

(b) Reports on Form 8-K

None

*  Confidential treatment granted as to certain portions.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.

                                            THE RICEX COMPANY

Date:  May 11, 2000                         By:    /s/ Daniel L. McPeak
                                                   --------------------
                                                   Daniel L. McPeak
                                                   Chairman of the Board and
                                                   Chief Executive Officer

Date:  May 11, 2000                         By:    /s/ Todd C. Crow
                                                   ----------------
                                                   Todd C. Crow
                                                   Vice President of Finance and
                                                   Chief Financial Officer