Form 10QSB
period 2000-06-30
RICEX CO
filed 2000-08-18
CIK 1061881

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         FOR THE QUARTERLY PERIOD ENDED
                                  June 30, 2000


                         Commission file number 0-24285


                                THE RICEX COMPANY


                                                            68-0412200
    Incorporated in Delaware                     IRS Employer Identification No.


               1241 Hawk's Flight Court, El Dorado Hills, CA 95762
                    Registrant's Telephone No. (916) 933-3000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
         Securities Exchange Act of 1934 during the preceding 12 months
          (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No ______


        Number of shares of common stock outstanding as of June 30, 2000:
                                   35,207,921

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):

                              Yes _____ No ___X___

                                The RiceX Company
                         (formerly Food Extrusion, Inc.)
                 Form 10-QSB for the Quarter Ended June 30, 2000

                                      Index

                                                                                                  Page
                                                                                                  ----
Part I.           Financial Information

Item 1.  Financial Statements

                  a)       Consolidated Balance Sheet at June 30, 2000                              3
                  b)       Consolidated Statements of Operations for the
                           quarter and six month periods ended June 30, 2000
                           and 1999                                                                 4
                  c)       Consolidated Statements of Cash Flow for the
                           quarter and six month periods ended June 30, 2000
                           and 1999                                                                 5
                  d)       Notes to financial statements                                            6

Item 2.           Management's Discussion and Analysis or Plan of Operation


Part II.          Other Information

Item 2.           Changes In Securities                                                             11

Item 4.           Submission of Matters to a Vote of Security Holders                               12

Item 6.           Exhibits and Reports on Form 8-K.                                                 13

                  a)       Exhibit 27, Financial data schedule

                  b)       Reports on Form 8-K


Signatures                                                                                          19

                                 THE RICEX COMPANY
                          (formerly Food Extrusion, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                  $      1,147,715
     Trade accounts receivable                                                                           724,248
     Inventories                                                                                         189,812
     Deposits and other current assets                                                                   107,234
                                                                                                ----------------

           Total current assets                                                                        2,169,009

PROPERTY AND EQUIPMENT, net                                                                            2,745,599

OTHER ASSETS                                                                                              91,986
                                                                                                ----------------
                                                                                                $      5,006,594
                                                                                                ================
                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Note payable to shareholder                                                                $      1,850,000
     Accounts payable and accrued liabilities                                                            498,629
                                                                                                ----------------

           Total current liabilities                                                                   2,348,629

CONVERTIBLE NOTE                                                                                       2,500,000
                                                                                                ----------------
           Total liabilities                                                                           4,848,629
                                                                                                ----------------
COMMITMENTS AND CONTINGENCIES                                                                                  -

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, par value $.00l per share,
        10,000,000 shares authorized,
        no shares issued and outstanding                                                                       -
     Common stock, par value $.001 per share,
        100,000,000 shares authorized,
        35,207,921 shares issued and outstanding                                                          35,208
     Additional paid-in capital                                                                       25,190,290
     Accumulated deficit                                                                             (24,013,063)
     Deferred expenses relating to equity issuance                                                    (1,054,470)
                                                                                                ----------------

           Total shareholders' equity                                                                    157,965
                                                                                                ----------------
                                                                                                $      5,006,594
                                                                                                ================

        The accompanying notes are an integral part of these consolidated financial statements.

                                THE RICEX COMPANY
                          (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Quarters ended                   Six months ended
                                                     -------------------------------    ----------------------------
                                                        June 30,          June 30,         June 30,        June 30,
                                                         2000               1999             2000            1999
                                                     -------------     -------------    -------------     ----------
Revenues
     Sales                                           $     950,310     $   1,030,868    $   1,818,047   $  1,804,509
     Royalties                                               3,395            12,915           12,564         20,392
                                                     -------------     -------------    -------------   ------------
                                                           953,705         1,043,782        1,830,611      1,824,901

Cost of sales                                              513,162           573,919        1,088,791      1,013,846
                                                     -------------     -------------    -------------   ------------
                                                           440,543           469,864          741,820        811,055

Research and development expenses                          122,174           193,478          175,167        349,060
Selling, general and administrative expenses               247,804           328,794          555,305        635,734
Stock option and warrant compensation to employees          24,948                 -           49,896              -
Professional fees                                           95,181           107,280          574,807        187,927
                                                     -------------     -------------    --------------  ------------
        Loss from operations                               (49,564)         (159,689)        (613,355)      (361,667)

Other income (expense):
     Interest and other income                              15,809             1,035           71,648          5,211
     Interest and other expense                           (256,019)         (325,648)        (511,964)      (650,603)
                                                     -------------     -------------    -------------   ------------
        Loss before provision for income taxes            (289,774)         (484,302)      (1,053,671)    (1,007,059)

Provision for income taxes                                    (800)             (800)            (800)          (800)
                                                     --------------    --------------   -------------   -------------

        Net loss                                     $    (290,574)    $    (485,102)   $  (1,054,471)  $ (1,007,859)
                                                     =============     =============    =============   =============

Basic and diluted earnings per share:
     Net loss per share                              $       (0.01)    $       (0.02)   $       (0.03)  $      (0.05)
                                                     =============     =============    =============   =============

Weighted average number of shares outstanding           36,364,861        22,098,785       36,241,547     22,063,391
                                                     =============     =============    =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   Quarters Ended             Six Months Ended
                                                            ------------------------     ---------------------------
                                                               June 30,   June 30,         June 30,       June 30,
                                                                 2000       1999             2000           1999
                                                            ------------ -----------     ------------   ------------
Cash flow from operating activities:
     Net loss                                               $  (290,574) $  (485,102)    $(1,054,471)   $(1,007,859)
     Adjustments to reconcile net loss to
        net cash from operating activities
        Depreciation and amortization                           172,904      176,268         335,733        352,005
        Shares, warrants and options issued for
           compensation and services                             48,948       25,000         130,023         25,000
        Amortization of investor relations fees                       -            -         281,527              -
        Amortization of prepaid processing fees                  19,531                       39,062              -
        Accretion of debt discounts                                   -       28,149               -         56,298
        Amortization of prepaid interest and debt
           issuance costs                                       254,972       80,898         509,945        161,796
     Net changes in operating assets and liabilities
        Trade accounts receivable                              (147,592)    (153,380)       (209,549)      (234,396)
        Inventories                                              87,610     (173,695)        120,377       (260,040)
        Deposits and other current assets                       (56,709)     (40,310)        (81,409)       (40,218)
        Deferred debt issuance costs                                  -      193,697               -        387,394
        Accounts payable and accrued liabilities                (74,957)     246,439         (40,832)       (66,798)
                                                            ------------ -----------     ------------   ------------
               Net cash from operating activities                14,133     (102,036)         30,408       (626,818)
                                                            ------------ -----------     ------------   ------------

Cash flows from investing activities
     (Purchases) sales of property and equipment, net           (72,971)      (4,481)        (96,392)        (4,481)
     Collection on note receivable                                    -       38,100               -         69,000
                                                            ------------ -----------     ------------   ------------
           Net cash from investing activities                   (72,971)      33,619         (96,392)        64,519
                                                            ------------ -----------     ------------   ------------

Cash flows from financing activities
     Proceeds from issuance of common stock                           -      400,000         126,000        400,000
     Proceeds from issuance of long-term debt                         -            -               -        700,000
     Proceeds, issuance of common stk, exercise of options       (1,500)    (249,975)         (1,500)             -
     Issuance of common stock on equipment purchase              68,750            -          68,750              -
     Principal payments on long-term debt                             -       (4,153)              -     (1,297,365)
     Private Placement financing expenses                        34,244            -          (9,600)             -
                                                            ------------ -----------     ------------   ------------
           Net cash from financing activities                   101,494      145,872         183,650       (197,365)
                                                            ------------ -----------     ------------   ------------

Net (decrease) increase in cash and cash equivalents             42,656       77,455         117,666       (759,664)
Cash and cash equivalents, beginning of period                1,105,059      321,183       1,030,049      1,158,302
                                                            ------------ -----------     ------------   ------------
Cash and cash equivalents, end of period                    $ 1,147,715      398,638       1,147,715        398,638
                                                            ============ ===========     ============   ============


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

There have been no changes in the Company's significant accounting policies as set forth in the Company's audited financial statements for the year ended December 31, 1999, which were included in the Company's Form 10-KSB. These unaudited financial statements for the six months ended June 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

2.     PROPERTY AND EQUIPMENT

At June 30, 2000, property and equipment consists of the following:

             Land and buildings                                                     $       367,961
             Equipment                                                                    4,234,173
             Leasehold improvements                                                         381,642
             Furniture and fixtures                                                         225,417
                                                                                       -------------
                                                                                          5,209,193
             Less accumulated depreciation and amortization                              (2,665,494)
                                                                                       -------------
                                                                                          2,543,699
             Equipment not placed in service                                                201,900
                                                                                       -------------
                                                                                    $     2,745,599
                                                                                       =============

3.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2000, accounts payable and accrued liabilities consist of the following:


              Trade accounts payable                                                $       154,689
              Other accrued liabilities                                                     343,939
                                                                                       -------------
                                                                                    $       498,628
                                                                                       =============

4.   DEBT

At June 30, 2000, debt consists of the following:


              Note payable to shareholder, stated interest rate of 18%,
                 Interest prepaid in common stock, due December 2000                       1,850,000
                                                                                        =============
              Convertible Note:
                 Convertible note payable to a venture capital firm secured
                 by FoodEx Assets, Non-interest bearing                                    2,500,000
                                                                                        =============

In June 2000, the Company reached an agreement with a venture capital firm to convert a $2,500,000 note for 3,571,429 shares of the Company's common stock. In connection with this conversion, the Company agreed to issue a warrant to purchase 3,571,429 shares of the Company's common stock at $.70 per share, exercisable for five years. The Company is finalizing a definitive agreement with this venture capital firm which could invest an additional $2,500,000 of equity financing.

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

During June 2000, the Company issued 32,000 shares of common stock for services. The value of the common stock was $24,000 and is recorded in shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

                     SHARES ISSUED FOR PRODUCTION EQUIPMENT

In May 2000, the Company issued 100,000 shares of common stock to acquire equipment from one of its suppliers. The value of the common stock was $68,750 and is recorded in shareholders equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

                       SHARES ISSUED IN PRIVATE PLACEMENT

During the first six months of 2000, the Company issued and sold 168,000 shares of its common stock to private placement investors for $114,400, net of financing fees which were $9,600. Also in connection with the transaction, the investors received warrants to purchase up to 168,000 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

              SHARES RETURNED TO THE COMPANY PURSUANT TO RESCISSION

During June 2000, the Company and three executive officers rescinded the exercise of 2,700,000 stock options priced at $.72 per share and promissory notes in the total amount of $1,944,000 given as payment for the exercise price. On account of the rescission, the executive officers returned to the Company the shares of common stock purchased pursuant to the exercise of the options. The rescission of the exercise of the options restores the Company and the executive officers to the positions they occupied prior to the exercise. The 2,700,000 stock options may be exercised in the future at the $.72 per share exercise price until expired.

6.   NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during all periods presented. Options and warrants are excluded from the basic net loss per share calculation because they are currently anti-dilutive.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the consolidated financial condition of The RiceX Company and the results of operations for the quarters ended June 30, 2000 and 1999.

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

QUARTERS ENDED JUNE 30, 2000 AND 1999

Consolidated revenues in the quarter ended June 30, 2000 of $954,000 decreased $90,000, or 9%, from the same period last year. The sales decrease is primarily attributed to a decrease in one product category, solubles. Stabilized Rice Bran ("SRB") regular sales showed an increase in revenue of $16,000 to $640,000, while solubles decreased $98,000 to $195,000, versus 1999. SRB fine increased $2,000 to $30,000 and fiber decreased $6,000 to $86,000 compared to sales for the quarter ended June 30, 1999.

Gross margins for the quarter ended June 30, 2000 were $441,000, or 46%, compared to $470,000, or 45%, during the same period last year. The decrease in margin dollars was the result of decreased revenues in the same period last year. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

Research and development ("R&D") expenses reflected a decrease for the quarter ended June 30, 2000 compared to the same period last year. R&D expenditures decreased $71,000, or 37%, from $193,000 for the quarter ended June 30, 1999 to $122,000 for the current quarter. The reduction of R&D expenses is mostly due to the termination and subsequent transfer of technical employees and associated expenses to a nutraceutical company that was granted an exclusive license to sell RiceX products.

Selling, General, and Administration ("S,G&A") expenses were $249,000 for the quarter ended June 30, 2000, compared to $329,000 for the quarter ended June 30, 1999, a decrease of $80,000, or 24%. The decrease was primarily attributed to decreases in payroll and payroll related expenses.

Stock option compensation expense is a non-cash charge relating to the issuance of favorably priced stock options to employees and directors to attract and retain key personnel to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vested immediately.

Professional fees decreased to $95,000 for the quarter ended June 30, 2000 compared to $107,000 for the second quarter last year. The decrease of $12,000, is due primarily to reductions in legal, accounting, and printing expenses associated with various SEC filings, annual shareholders reports, and proxy statements compared to this period last year.

Interest expense for the quarter ended June 30, 2000 was $256,000 compared to $326,000 for the same period last year. In both quarters ended June 30, 2000 and 1999, these charges primarily represent the amortization of certain debt issuance costs and accrued interest. The $70,000 decrease for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 is associated with the reduction of amortized and accrued interest costs on debt that was paid off in November 1999.

For the quarter ended June 30, 2000, the Company's net loss was $291,000, or $.01 per share, compared to a net loss of $485,000 or $.02 per share, a substantial improvement of $194,000 over the same period last year. The improvement for the quarter is primarily due to successful efforts to reduce fixed overhead expenses.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Consolidated revenues through June 30, 2000 of $1,831,000 increased $6,000, or
 .5%, from the same period last year. The sales increase is attributed to a year to date increase in one product category, SRB regular. SRB regular 2000 sales showed an increase in revenue of $86,000 to $1,286,000, while solubles decreased $62,000 to $369,000, versus 1999. SRB fine decreased $8,000 to $52,000 and a decrease in fiber of $7,000 to $112,000 compared to sales through June 30, 1999.

Gross margins through June 30, 2000 were $742,000, or 41%, of $1,831,000 compared to $811,000 or 44% of $1,825,000 during the same period last year. The decrease in both margin dollars and percentage was the result of no production of solubles at the Company's Montana plant during the first six months of this year which resulted in unabsorbed costs of $184,000 through June 30, 2000. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

Research and development ("R&D") expenses reflect substantial decreases for period ended June 30, 2000 compared to the same period last year. R&D expenditures decreased from $349,000 for the period ended June 30, 1999 to $175,000 for the current period. The reduction of R&D expenses is mostly due to the termination and subsequent transfer of technical employees and associated expenses to a nutraceutical company that was granted an exclusive license to sell RiceX products.

S, G & A expenses were $556,000 for the period ended June 30, 2000, compared to $636,000 for the period ended June 30, 1999, a decrease of $80,000. The decrease was primarily attributed to decreases in payroll and payroll related expenses.

Stock option compensation expense is a non-cash charge relating to the issuance of favorably priced stock options to employees and directors to attract and retain key personnel to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vested immediately.

Professional fees increased to $575,000 for the period ended June 30, 2000 from $188,000 for the prior year's period. The increase of $387,000, is due primarily to the retention and subsequent release of an investor relations company, expenditures for legal and accounting fees in connection with equity financing, and the preparation of Forms 10-KSB and first quarter 10-QSB.

Interest expense for the period ended June 30, 2000 was $512,000 compared to $651,000 for the same period last year. In both periods ended June 30, 2000 and 1999, these charges primarily represent the amortization of certain debt issuance costs and accrued interest. The $139,000 decrease for the period ended June 30, 2000 compared to the period ended June 30, 1999 is associated with the reduction of amortized and accrued interest costs on debt that was paid off in November 1999.

For the six months ended June 30, 2000, the Company's net loss was $1,054,000 or $.03 per share, compared to a net loss of $1,008,000 or $.05 per share, an increased loss of $46,000 over the same period last year. The increase in losses for the year is primarily due to the accelerated investor relations and other professional expenses during the six months ending June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has been substantially dependent on private placement of its equity securities and debt financing to fund its cash requirements due to the preliminary nature of its operation. However, during the six months ended June 30, 2000 the cash balance and cash flow improved over the same time period last year. The cash balance at June 30, 2000 increased $749,000 to $1,148,000 from $399,000 at June 30, 1999.

During the six months ended June 30, 2000 the Company showed a $1,038,000 improvement in cash generated from operations and financing activities compared with the same time period last year. The cash flows from these activities generated more than $214,000 at June 30, 2000 compared with a deficit of $824,000 for six months ended June 30, 1999. Cash flows from operating activities were $30,000 and negative $627,000 for six months ended June 30, 2000 and 1999 respectively. Cash flows from financing activities were $184,000 and negative $197,000 at six months ended June 30, 2000 and 1999 respectively.

In June 2000, the Company reached an agreement with a venture capital firm to convert a $2,500,000 note for 3,571,429 shares of the Company's common stock. In connection with this conversion, the Company agreed to issue a warrant to purchase 3,571,429 shares of the Company's common stock at $.70 per share, exercisable for five years. The Company is finalizing a definitive agreement with this venture capital firm which could invest an additional $2,500,000 of equity financing.

During the first quarter of 2000, the Company entered into an agreement with a company for the granting of an exclusive license to sell RiceX products in the nutraceutical market. As part of this transaction, Patricia McPeak resigned as President of the Company and became an officer and shareholder of that new company. In exchange for the exclusive license in the nutraceutical market, the Company will receive license fees and has become a shareholder in that new company. Also, in connection with this transaction, the Company's technical employees agreed to terminate their employment agreements with the Company and enter into employment agreements with the new company. The Company has agreed to issue the former employees warrants to purchase 153,000 shares of common stock at $.79 per share in exchange for canceling their employee options and waiving any claims under their employment agreements. As of the reference date, the Company has not issued the warrants to these former employees but recognizes the obligation to do so.

The Company is taking steps to address the $1,850,000 debt that matures in December 2000. The Company expects to use cash generated from operations or equity funding to retire this debt obligation. There can be no assurance that such arrangements will be successful.

For 2000, the Company expects to incur additional costs for research, professional, and legal fees for patent and trademark applications. The Company also expects to expand its sales and marketing efforts. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet such expansion requirements.

The Company is taking steps to raise equity capital. However, there can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners, or from other sources, will be available when needed or on terms satisfactory to the Company.

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

                           PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

During the first six months of 2000, the Company issued and sold 168,000 shares of its common stock to private placement investors for $114,400, net of financing fees, which were $9,600. Also in connection with the transaction, the investors received warrants to purchase up to 168,000 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

During April 2000, the Company issued 14,134 shares of common stock to an agent for introducing investors to the Company. The value of the common stock was approximately $10,601 and is recorded in shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In May 2000, the Company issued 100,000 shares of common stock to acquire equipment from one of its suppliers. The value of the common stock was $68,750 and is recorded in shareholders equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

During June 2000, the Company issued 32,000 shares of common stock for services. The value of the common stock was $24,000 and is recorded in shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In June 2000, the Company reached an agreement with a venture capital firm to convert a $2,500,000 note for 3,571,429 shares of the Company's common stock. In connection with this conversion, the Company agreed to issue a warrant to purchase 3,571,429 shares of the Company's common stock at $.70 per share, exercisable for five years. The Company is finalizing a definitive agreement with this venture capital firm which could invest an additional $2,500,000 of equity financing.

During June 2000, the Company and three executive officers rescinded the exercise of 2,700,000 stock options priced at $.72 per share and promissory notes in the total amount of $1,944,000 given as payment for the exercise price. On account of the rescission, the executive officers returned to the Company the shares of common stock purchased pursuant to the exercise of the options. The rescission of the exercise of the options restores the Company and the executive officers to the positions they occupied prior to the exercise. The 2,700,000 stock options may be exercised in the future at the $.72 per share exercise price until expired.

In the second quarter of 2000, the Company's Board of Directors ratified the issuance of stock options to employees during 1999, provided the options were priced at no less than $.69 per share. During 1999, the Company had issued to employees non-statutory stock options to purchase Company common stock at $.55 per share subject to Board approval. Since the Board of Directors neither approved nor ratified the issuance of these options, the options have been cancelled. The underlying shares remain reserved for issuance under the Stock Option Plan at another date.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of Stockholders of the Company was held on June 30, 2000. At the time of the meeting, proxies representing 27,798,078 votes were cast approving the election of Joseph R. Bellantoni and Milton A. Koffman as directors of the Company.

The directors whose terms of office as directors continued after the meeting are Daniel L. McPeak, Patricia McPeak, Kirit S. Kamdar and Steven W. Saunders.

The final tabulation of votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for the office as a director were as follows:

                                         VOTES
                            -------------------------------                         BROKER
                             FOR        AGAINST    WITHHELD       ABSTENTIONS      NON-VOTES
                             ---        -------    --------       -----------      ---------
Joseph R. Bellantoni        27,798,078        -      82,980                 -              -
Milton A. Koffman           27,798,078        -      82,980                 -              -

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

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

 4.29    Note Agreement between Monsanto Company and the Company dated October 31, 1996. (1)

 4.30    Addendum No. 1 to Note Agreement dated October 31, 1996 between Monsanto Company and the Company dated
         February 6, 1997. (1)

 4.31    Creditor Agreement between Centennial Foods, Inc., the Company and Ike Lynch dated October 4, 1996. (1)

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

 4.44    Security Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)

 4.45    Form of Warrant Agreement between the Company and certain former officers of the Company dated as of
         December 1998. (5)

 4.46    Subscription Agreement between the Company and Heldomo, A.G. dated September 10,
         1998. (5)

 4.47    Warrant Agreement between the Company and Heldomo, A.G. dated September 10, 1998. (5)

 4.48    Stockholder Agreement by and among The RiceX Company, Inc. and BioCeutics, Inc. dated November 1, 1999.
         (6)

 4.49    Warrant Agreement between the Company and Dorchester Group dated April 26, 1999. (6)

 4.50    Form of nonstatutory Stock Option Agreement between the Company and employee dated October 1, 1999. (3)

 4.51    Warrant Agreement between the Company and JDK & Associates dated November 1, 1999. (6)

 4.52    Addendum No. 2 to the October 31, 1996 Monsanto Security Agreement dated November 30, 1999. (6)

 4.53    Form of nonstatutory Stock Option Agreement between the Company and Vice President, Operations, Ike
         Lynch dated November 1, 1999. (3)

 4.54    Form of Subscription Agreement to the Private Placement Offering 1999. (6)

 4.55    Form of Warrant Agreement to the Private Placement Offering 1999. (6)

 4.56 Memorandum of Understanding dated June 29, 2000 between the Company and Intermark Partners, LLC to Convert to equity the note for $2,500,000.

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

10.6     Employment Agreement between the Company and Rukmini Cheruvanky dated April 14, 1996. (1)(3)

10.7     Employment Agreement between the Company and Dennis Riddle dated  September 19, 1997. (1)(3)

10.8     Employment Agreement between the Company and Daniel McPeak dated April 1, 1997. (1)(3)

10.9     Employment Agreement between the Company and Patricia Mayhew dated April 1, 1997. (1)(3)

10.10    Employment Agreement between the Food Extrusion Montana, Inc. and Ike E. Lynch dated March 19, 1997. (1)(3)

10.11    Consulting Agreement between the Company and Robert H. Hesse dated  September 30, 1997. (1)(3)

10.12    Form of Indemnification Agreement by and among the Company and certain officers and directors. (1)(3)

10.13    Agreement between the Company and Wolcott Farms, Inc. dated March 1, 1997.  (1)

10.14    Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmers' Rice Cooperative and the Company dated June 28, 1994. (1)

10.15    Amendment dated April 16, 1996 to Stabilized Rice Bran Processing, Sales and Marketing Agreement between
         Farmers' Rice Cooperative and the Company dated June 28, 1994. (1)

10.16    Stabilized Rice Bran Processing, Sales and Marketing Agreement between California Pacific Rice Milling,
         Ltd. and the Company dated August 1995. (1)

10.17    Agreement between the Company and Dry Creek Trading, Inc. dated February 1, 1997. (1)

10.18    International Distribution Agreement between the Company and SunJoy Cereal-Tech Development Ltd. dated
         June 16, 1997. (1)

10.19    Agreement between the Company and SunJoy Enterprises Corporation dated June 16, 1997. (1)

10.20    Non-binding Letter of Intent between Nutrilite Division of Amway Corporation and the Company dated April
         8, 1998. (1)

10.21    Letter Agreement between DuCoa, L.P. and the Company dated February 25, 1998. (1)

10.22    Letter of Intent between Monsanto Company and Company dated March 16, 1998. (1)



10.23    First Amendment to Letter Agreement between Monsanto Company and Company dated July 27, 1998. (2)

10.24    Security Agreement between CF Corporation, Food Extrusion Montana, Inc. and the Company dated March 19,
         1997. (1)

10.25    Joint Development Agreement between Kellogg Company and the Company dated May 15, 1998. (1)

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

10.38    BioCeutics License Agreement dated November 1, 1999. (3)

10.39    Form Employment Agreement between the Company and Daniel L. McPeak Jr. date May 1, 1999. (3)

10.40    Intermark Partners, LLC Addendum to Letter of Intent to Invest, Agreement in Principal dated November
         16, 1999. (6)

10.41    Intermark Partners, LLC Supplemental Agreement dated March 10, 2000. (6)

10.42    Consulting Agreement between The RiceX Company, Inc. and JDK & Associates,  Inc. dated October 20, 1999. (3)



10.43    Termination of Consulting Agreement between The RiceX Company, Inc. and  JDK & Associates, Inc. dated
         February 17, 2000. (6)

10.44    Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers' Rice Cooperative and the Company dated May 1, 1999.  (3)

10.45    Stabilized Rice Bran Processing, Sales, and Marketing Agreement between  California Pacific Rice
         Milling, Inc. and the Company effectively dated  January 1, 2000. (7)

10.46    Licensing Agreement between NutraStar, Inc. and the Company. (7)

10.47    Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999.

10.48    Settlement and General Release among three executive officers and The RiceX
         Company effective June 30, 2000.

27       Financial Data Schedule

------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement No.000-24285 filed with the Commission on May 18, 1998 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Amendment No. 2 to the Registration Statement No. 000-24285 filed with the Commission on August 26, 1998 and incorporated herein by reference.

(3)      Represents a management contract or compensatory plan or arrangement.

(4) Previously filed as item (4) on Form 8-K dated August 26, 1999, September 22, 1999, or January 7, 2000 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Form 10-KSB filed with the Commission on April 15, 1999 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Company's Form 10-KSB filed with the Commission on March 30, 2000 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Form 10-QSB filed with the Commission on May 12, 2000 and incorporated herein by reference.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.



                                          THE RICEX COMPANY

Date:  August 18, 2000                    By:      /s/ Daniel L. McPeak
                                                   --------------------
                                                   Daniel L. McPeak
                                                   Chairman of the Board and
                                                   Chief Executive Officer

Date:  August 18, 2000                    By:      /s/ Todd C. Crow
                                                   ----------------
                                                   Todd C. Crow
                                                   Vice President of Finance and
                                                   Chief Financial Officer