Form 10QSB
period 2000-09-30
RICEX CO
filed 2000-11-14
CIK 1061881

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2000


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


     Number of shares of common stock outstanding as of September 30, 2000:
                                   38,779,352

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):



                              Yes _____ No ___X___

                                The RiceX Company
                         (formerly Food Extrusion, Inc.)

              Form 10-QSB for the Quarter Ended September 30, 2000


                                      Index

Part I.           Financial Information

Item 1.           Financial Statements

                  a)       Consolidated Balance Sheet at September 30, 2000                      3
                  b)       Consolidated Statements of Operations for the quarter
                           and nine month periods ended September 30, 2000 and 1999              4
                  c)       Consolidated Statements of Cash Flows for the quarter and nine
                           month periods ended September 30, 2000 and 1999                       5
                  d)       Notes to financial statements                                         6

Item 2.           Management's Discussion and Analysis or Plan of Operation                      8

Part II.          Other Information

Item 2.           Changes In Securities                                                          11

Item 4.           Submission of Matters to a Vote of Security Holders                            12

Item 6.           Exhibits and Reports on Form 8-K.                                              12

                  a)       Exhibit 27, Financial data schedule

                  b)       Reports on Form 8-K

Signatures                                                                                       17

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .....................................................   $  1,171,957
     Trade accounts receivable .....................................................        714,865
     Inventories ...................................................................        136,473
     Deposits and other current assets .............................................         34,975
                                                                                       ------------

     Total current assets ..........................................................      2,058,270

PROPERTY AND EQUIPMENT, net ........................................................      2,627,353

OTHER ASSETS .......................................................................         91,985
                                                                                       ------------
                                                                                       $  4,777,608
                                                                                       ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Note payable to shareholder ...................................................   $  1,850,000
     Accounts payable and accrued liabilities ......................................        476,287
                                                                                       ------------

           Total current liabilities ...............................................      2,326,287

                                                                                       ------------
           Total liabilities .......................................................      2,326,287
                                                                                       ------------
COMMITMENTS AND CONTINGENCIES ......................................................           --

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, par value $.00l per share,
        10,000,000 shares authorized,
        no shares issued and outstanding ...........................................           --
     Common stock, par value $.001 per share,
        100,000,000 shares authorized,
        38,779,352 shares issued and outstanding ...................................         38,779
     Additional paid-in capital ....................................................     27,904,956
     Accumulated deficit ...........................................................    (24,013,063)
     Deferred expenses relating to equity issuance .................................     (1,479,351)
                                                                                       ------------
           Total shareholders' equity ..............................................      2,451,321
                                                                                       ------------
                                                                                       $  4,777,608
                                                                                       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          Quarters ended                 Nine months ended
                                                   ----------------------------    -----------------------------
                                                      Sept 30,        Sept 30,        Sept 30,        Sept 30,
                                                          2000            1999            2000            1999
                                                  ------------    -------------    -----------     -----------
Revenues
         Sales ................................   $    837,340    $    682,133    $  2,655,387    $  2,486,642
         Royalties ............................          3,086           5,703          15,650          26,095
                                                  ------------    ------------    ------------    ------------
                                                       840,426         687,836       2,671,037       2,512,737

Cost of sales .................................        547,105         569,409       1,635,895       1,583,255
                                                  ------------    ------------    ------------    ------------
                                                       293,321         118,427       1,035,142         929,482

Research and development expenses .............         45,341         189,342         220,909         532,576
Selling, general and administrative expenses ..        365,521         383,634         921,225       1,026,691
Stock option and warrant compensation to
employees .....................................         24,948              --          74,844              --
Professional fees .............................         41,726          75,376         616,534         262,607
                                                  ------------    ------------    ------------    ------------
         Loss from operations .................       (184,215)       (529,925)       (798,370)       (892,392)

Other income (expense):
         Interest and other income ............         15,106           3,770          86,754           8,982
         Interest and other expense ...........       (254,971)       (325,462)       (766,935)       (976,065)
                                                  ------------    ------------    ------------    ------------
         Loss before provision for income
           taxes ..............................       (424,080)       (851,617)     (1,478,551)     (1,859,475)

Provision for income taxes ....................           (800)           (800)           (800)           (800)
                                                  ------------    ------------    ------------    ------------

         Net loss .............................   $   (424,880)   $   (852,417)   $ (1,479,351)   $ (1,860,275)
                                                  ============    ============    ============    ============

Basic and diluted earnings per share:
         Net loss per share ...................   $      (0.01)   $      (0.03)   $      (0.04)   $      (0.08)
                                                  ============    ============    ============    ============
Weighted average number of shares
           outstanding ........................     36,372,517      24,769,884      35,992,154      22,967,509
                                                  ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                THE RICEX COMPANY
                         (formerly Food Extrusion, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Quarters Ended             Nine Months Ended
                                                                  ----------------------------  ----------------------------
                                                                     Sept 30,       Sept 30,       Sept 30,        Sept 30,
                                                                         2000           1999           2000            1999
                                                                  -----------    -----------    -----------     -----------
Cash flow from operating activities:
Net loss ......................................................   $  (424,880)   $  (852,417)   $(1,479,351)    $(1,860,275)
   Adjustments to reconcile net loss to net cash
       from operating activities
       Depreciation and amortization ..........................       175,368        176,002        511,101         528,007
       Shares, warrants and options issued for
       compensation and services ..............................        24,948         19,531        154,971          44,531
       Amortization of investor relations fees ................            --             --        281,527              --
       Amortization of prepaid processing fees ................        19,532             --         58,594              --
       Accretion of debt discounts ............................            --         28,149             --          84,447
       Amortization of prepaid interest and debt issuance costs       254,974         80,899        764,919         242,695
   Net changes in operating assets and liabilities
       Trade accounts receivable ..............................         9,383         62,238       (200,166)       (172,158)
       Inventories ............................................        53,339         94,322        173,716        (165,718)
       Deposits and other current assets ......................        72,259         33,223         (9,150)         (6,995)
       Deferred debt issuance costs ...........................            --        193,697             --         581,091
       Accounts payable and accrued liabilities ...............       (22,343)      (100,308)       (63,174)       (167,107)
                                                                  -----------    -----------    -----------     -----------
Net cash from operating activities ............................       162,580       (264,664)       192,987        (891,482)
                                                                  -----------    -----------    -----------     -----------

Cash flows from investing activities
       (Purchases) sales of property and equipment, net .......       (57,122)          (696)      (153,513)         (5,177)
       Collection on note receivable ..........................            --         38,100             --         107,100
                                                                  -----------    -----------    -----------     -----------
Net cash from investing activities ............................       (57,122)        37,404       (153,513)        101,923
                                                                  -----------    -----------    -----------     -----------

Cash flows from financing activities
       Proceeds from issuance of common stock .................            --        531,607        126,000         931,607
       Proceeds from issuance of long-term debt ...............            --             --             --         700,000
       Proceeds, issuance of common stk, exercise of options ..            --             --         (1,500)             --
       Issuance of common stock on equipment purchase .........            --             --         68,750              --
       Principal payments on long-term debt ...................            --         (5,404)            --      (1,302,769)
       Expenses related to conversion of debt .................       (81,216)            --        (81,216)             --
       Private Placement financing expenses ...................            --             --         (9,600)             --
                                                                  -----------    -----------    -----------     -----------
Net cash from financing activities ............................       (81,216)       526,203        102,434         328,838
                                                                  -----------    -----------    -----------     -----------

Net (decrease) increase in cash and cash equivalents ..........        24,242        298,943        141,908        (460,721)
Cash and cash equivalents, beginning of period ................     1,147,715        398,638      1,030,049       1,158,302
                                                                  -----------    -----------    -----------     -----------
Cash and cash equivalents, end of period ......................   $ 1,171,957    $   697,581    $ 1,171,957     $   697,581
                                                                  ===========    ===========    ===========     ===========



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

There have been no changes in the Company's significant accounting policies as set forth in the Company's audited financial statements for the year ended December 31, 1999, which were included in the Company's Form 10-KSB. These unaudited financial statements for the nine months ended September 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

2. PROPERTY AND EQUIPMENT

At September 30, 2000, property and equipment consists of the following:

             Land and buildings                                       $        367,961
             Equipment                                                       4,291,301
             Leasehold improvements                                            381,642
             Furniture and fixtures                                            225,416
                                                                      -----------------
                                                                             5,266,320
             Less accumulated depreciation and amortization                 (2,840,867)
                                                                      -----------------
                                                                             2,425,453
             Equipment not placed in service                                   201,900
                                                                      -----------------
                                                                      $      2,627,353
                                                                      =================

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2000, accounts payable and accrued liabilities consist of the following:

              Trade accounts payable                                            $       182,107
              Other accrued liabilities                                                 294,180
                                                                                ----------------
                                                                                $       476,287
                                                                                ================

4. DEBT

At September 30, 2000, debt consists of the following:

              Note payable to shareholder, stated interest rate of 18%,
              Interest prepaid in common stock, due December 2000               $    1,850,000
                                                                                ===============

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

During June 2000, the Company issued 32,000 shares of common stock for services. The value of the common stock was $24,000 and is recorded in shareholders' equity and research and development expense. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

                     SHARES ISSUED FOR PRODUCTION EQUIPMENT

In May 2000, the Company issued 100,000 shares of common stock to acquire equipment from one of its suppliers. The value of the common stock was $68,750 and is recorded in shareholders equity and fixed assets. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

                       SHARES ISSUED IN PRIVATE PLACEMENT

During the first nine months of 2000, the Company issued and sold 168,000 shares of its common stock to private placement investors for $114,400, net of financing fees which was $9,600. Also in connection with the transaction, the investors received warrants to purchase up to 168,000 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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

                       SHARES ISSUED IN CONVERSION OF NOTE

In the third quarter 2000, the Company finalized an agreement with a venture capital firm to convert a $2,500,000 note to equity. On September 29, 2000, the Company converted the note for 3,571,429 shares of common stock and warrants to purchase 3,571,429 shares of common stock at $.70 per share. The market price on the date of grant was $.55 per share. These warrants are immediately exercisable and have a term of five years. In connection with this conversion, the Company also granted additional warrants to purchase up to 4,464,285 shares of common stock at $.70 per share. These additional warrants are exercisable at any time during the five year period commencing from the date of grant. The warrant shares are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000. This agreement also has a provision whereby the venture capital firm could invest an additional $2,500,000 of equity financing by December 22, 2000. The shares issued were without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during all periods presented. Options and warrants are excluded from the basic net loss per share calculation because they are currently anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the consolidated financial condition of The RiceX Company and the results of operations for the quarters ended September 30, 2000 and 1999.

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

QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

Consolidated revenues in the quarter ended September 30, 2000 of $840,000 increased $153,000, or 22%, from the same period last year. The sales increase is primarily attributed to increases in three product categories, Stabilized Rice Bran ("SRB") regular, solubles, and fiber. SRB regular sales showed an increase in revenue of $41,000 to $504,000, solubles increased $74,000 to $153,000, fiber increased $49,000 to $152,000, while SRB fine decreased in revenue $9,000 to $29,000. Royalty revenue decreased $3,000 to $3,000 in quarter ended September 30, 2000 compared with $6,000 for quarter ended September 30, 1999.

Gross margins for quarter ended September 30, 2000 were $293,000, or 35%, compared to $118,000, or 17%, during the same period last year. The improvement in margins experienced during Quarter 3, 2000 is the primary effects of the supply cost reductions from recently negotiated contracts and other production efficiencies. Gross margins on the Company's various products vary widely and can be impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

Research and development ("R&D") expenses reflected a decrease for quarter ended September 30, 2000 compared to the same period last year. R&D expenditures decreased $144,000, or 76%, from $189,000 for quarter ended September 30, 1999 to $45,000 for the current quarter. The reduction of R&D expenses is mostly due to the termination and subsequent transfer of technical employees and associated expenses to a nutraceutical company that was granted an exclusive license to sell RiceX products.

Selling, General, and Administration ("S, G&A") expenses were $366,000 for quarter ended September 30, 2000, compared to $384,000 for quarter ended September 30, 1999, a decrease of $18,000, or 5%. The reduction of S, G&A expenses in quarter ended September 30, 2000 continues the downward trend of better managing expenses compared to last year.

Stock option compensation expense of $25,000 during quarter ended September 30, 2000 is a non-cash charge relating to the issuance of favorably priced stock options to employees and directors to attract and retain key personnel to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vested immediately.

Professional fees decreased to $42,000 for quarter ended September 30, 2000 compared to $75,000 for the third quarter last year. The decrease of 45% is due primarily to reductions in legal, accounting, investor relations and other related expenses.

Interest expense for quarter ended September 30, 2000 was $255,000 compared to $325,000 for the same period last year. In both quarters ended September 30, 2000 and 1999, these charges primarily represent the amortization of certain debt issuance costs and accrued interest. The $70,000 decrease for quarter ended September 30, 2000 compared to quarter ended September 30, 1999 is associated with the reduction of amortized and accrued interest costs on debt that was paid off in November 1999.

For quarter ended September 30, 2000, the Company's net loss was $425,000, or $.01 per share, compared to a net loss of $852,000 or $.03 per share, a substantial improvement of $427,000 over the same period last year. Improvements for the quarter are due to increased product sales, reduced costs of production, decreased S, G&A expenses, increased interest income, and decreased interest expenses, all resulting from the Company's efforts to improve sales and better manage expenses to improve margins. The Company anticipates these trends will continue.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Consolidated revenues through September 30, 2000 of $2,671,000 increased $158,000, or 6%, from the same period last year. The sales increase is attributed to a year to date increase in three product categories, SRB regular, solubles, and fiber. For nine months ended September 30, 2000, SRB regular sales showed an increase in revenue of $127,000 to $1,790,000, solubles increased $12,000 to $522,000, fiber increased $41,000 to $263,000, while SRB fine decreased $17,000 to $81,000 versus the same period in 1999.

Gross margins through September 30, 2000 were $1,035,000, or 39%, of $2,671,000 compared to $929,000 or 37% of $2,513,000 during the same period last year. The increase in both margin dollars and percentage was the result of increased sales for the year and the effect of new favorably negotiated supplier contracts compared to the same period last year. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

R&D expenses reflect substantial decreases for period ended September 30, 2000 compared to the same period last year. R&D expenditures decreased $312,000, or 56%, from $533,000 for the period ended September 30, 1999 to $221,000 for the period ended September 30, 2000. The reduction of R&D expenses is mostly due to the termination and subsequent transfer of technical employees and associated expenses to a nutraceutical company that was granted an exclusive license to sell RiceX products.

S, G&A expenses were $921,000 for the period ended September 30, 2000, compared to $1,027,000 for the period ended September 30, 1999, a decrease and improvement of $106,000, or 10%. With this reduction of S, G&A expenses, the Company continues the downward trend of reducing total S, G&A expenses compared to last year.

Stock option compensation expense of $75,000 during period ended September 30, 2000 is a non-cash charge relating to the issuance of favorably priced stock options to employees and directors to attract and retain key personnel to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vested immediately.

Professional fees increased $354,000, or 135%, to $617,000 for the period ended September 30, 2000 from $263,000 for the prior year's period. The increase is due primarily to the retention and subsequent release of an investor relations company, and expenditures for legal and accounting fees in connection with equity financing.

Interest expense for the period ended September 30, 2000 was $767,000 compared to $976,000 for the same period last year. In both periods ended September 30, 2000 and 1999, these charges primarily represent the amortization of certain debt issuance costs and accrued interest. The $209,000 decrease for the period ended September 30, 2000 compared to the period ended September 30, 1999 is associated with the reduction of amortized and accrued interest costs on debt that was paid off in November 1999.

For the nine months ended September 30, 2000, the Company's net loss was $1,479,000 or $.04 per share, compared to a net loss of $1,860,000 or $.08 per share, an improvement of $381,000 over the same period last year. Overall improvements are due to increased product sales, reduced costs of production, decreased S, G&A expenses, increased interest income, and decreased interest expenses, all resulting from the Company's efforts to improve sales and better manage expenses to improve margins. The Company anticipates these trends will continue.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000 the cash balance and cash flow improved over the same time period last year. The cash balance at September 30, 2000 increased $474,000 to $1,172,000 from $698,000 at September 30, 1999. Cash flows from operating activities improved more than a million dollars at $1,084,000 for period ended September 30, 2000 compared to the same period in 1999.

During the nine months ended September 30, 2000 the Company showed an $858,000 improvement in cash generated from operations and financing activities compared with the same time period last year. The cash flows from these activities generated more than $295,000 at September 30, 2000 compared with a deficit of $562,000 for nine months ended September 30, 1999. Cash flows from operating activities were $193,000 and negative $891,000 for nine months ended September 30, 2000 and 1999 respectively. Cash flows from financing activities were $102,000 and $330,000 at nine months ended September 30, 2000 and 1999 respectively.

In the third quarter 2000, the Company finalized an agreement with a venture capital firm to convert a $2,500,000 note to equity. On September 29, 2000, the Company converted the note for 3,571,429 shares of common stock and warrants to purchase 3,571,429 shares of common stock at $.70 per share. The market price on the date of grant was $.55 per share. These warrants are immediately exercisable and have a term of five years. In connection with this conversion, the Company also granted additional warrants to purchase up to 4,464,285 shares of common stock at $.70 per share. These additional warrants are exercisable at any time during the five year period commencing from the date of grant. The warrant shares are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000. This agreement also has a provision whereby the venture capital firm could invest an additional $2,500,000 of equity financing by December 22, 2000.

During the first quarter of 2000, the Company entered into an agreement with a company, NutraStar Incorporated ("NutraStar"), for the granting of an exclusive license to sell RiceX products in the nutraceutical market. As part of this transaction, Patricia McPeak resigned as President of the Company and became an officer and shareholder of NutraStar. In exchange for the exclusive license in the nutraceutical market, the Company will receive license fees and it became a ten-percent shareholder in NutraStar. Also, in connection with this transaction, the Company's technical employees agreed to terminate their employment agreements with the Company and enter into employment agreements with the new company. The Company issued the former employees warrants to purchase 153,000 shares of common stock at $.79 per share in exchange for canceling their employee options and waiving any claims under their employment agreements.

In November 2000, the Company received a $2,500,000 order from NutraStar for RiceX products. The order was received from NutraStar under the terms of the above-mentioned agreement. The order requires the Company to manufacture specified quantities of product during the next six months and obligates NutraStar to purchase the products on a take-or-pay basis.

The Company is taking steps to address the $1,850,000 debt that matures in December 2000. The Company expects to use cash generated from operations or other funding sources to retire this debt obligation. There can be no assurance that such arrangements will be successful.

For 2000, the Company expects to incur additional costs for research, professional, and legal fees for patent and trademark applications. The Company also expects to expand its sales and marketing efforts. These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet such expansion requirements. Failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research and development programs, sales and marketing efforts, manufacturing operations, clinical studies and regulatory activities. Any additional equity financing may involve substantial dilution to the Company's shareholders.

                           PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

During the first nine months of 2000, the Company issued and sold 168,000 shares of its common stock to private placement investors for $114,400, net of financing fees, that was $9,600. Also in connection with the transaction, the investors received warrants to purchase up to 168,000 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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

In the second quarter of 2000, the Company's Board of Directors ratified the issuance of stock options to employees during 1999, provided the options were priced at no less than $.69 per share. During 1999, the Company had issued to employees non-statutory stock options to purchase Company common stock at $.55 per share subject to Board approval. Since the Board of Directors neither approved nor ratified the issuance of these options, the options have been cancelled. The underlying option shares have been issued at $.79 per share as approved by the Board of Directors.

In the third quarter 2000, the Company finalized an agreement with a venture capital firm to convert a $2,500,000 note to equity. On September 29, 2000, the Company converted the note for 3,571,429 shares of common stock and warrants to purchase 3,571,429 shares of common stock at $.70 per share. The market price on the date of grant was $.55 per share. These warrants are immediately exercisable and have a term of five years. In connection with this conversion, the Company also granted additional warrants to purchase up to 4,464,285 shares of common stock at $.70 per share. These additional warrants are exercisable at any time during the five year period commencing from the date of grant. The warrant shares are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000. This agreement also has a provision whereby the venture capital firm could invest an additional $2,500,000 of equity financing by December 22, 2000. The shares issued were without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

The principal parties of the above described agreement have consented with a member and business partner of the venture capital firm to develop and implement a long term strategic business plan to take the Company forward. In connection with this service, the Company issued warrants to purchase 2,600,000 shares of common stock at $.70 per share. The Company has valued these warrants using the Black-Scholes Option Pricing Model for a total of $353,000 and recorded as a contra equity account. The warrants relating to developing the strategic plan will be amortized into expense beginning October 1, 2000. These warrants are immediately exercisable and have a term of five years. The Company also agreed to grant additional warrants to purchase up to 3,250,000 shares of common stock at $.70 per share. These additional warrants will be exercisable at any time during the five year period commencing from the date of grant. The warrant shares are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

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

The final tabulation of votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for the office as a director were as follows:

                                             VOTES
                             ---------------------------------------                       BROKER
NAME                            FOR         AGAINST       WITHHELD       ABSTENTIONS      NON-VOTES
-----------------------      ---------     ---------    ------------     -----------      ---------
Joseph R. Bellantoni         27,798,078          -          82,980                -              -
Milton A. Koffman            27,798,078          -          82,980                -              -

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

(a)      EXHIBIT NO DESCRIPTION OF EXHIBIT
         ---------------------------------
2.1      Certificate of Incorporation of the Company.(1)
2.2      Form of Bylaws of the Company.(2)
3.1      Certificate of Incorporation of the Company.(1)
3.2      Form of Incorporation of the Company.(1)
4.1      Option Agreement between the Company and David B. Lockton dated August 1, 1996.(1)
4.2      Restricted Stock Purchase Agreement between the Company and Allen J. Simon dated April 18, 1997 and amended on May 29,
         1997.(1)(3)
4.3      Amendment No. 1 to Restricted Stock Purchase Agreement between the Company and Allen J. Simon dated May 29, 1997.(1)(3)


4.4      Security Agreement between Allen J. Simon and the Company dated May 29, 1997.(1)(3)
4.5      Promissory Note Secured by Pledge of Stock for Allen J. Simon in favor of the Company in the amount of $1,333,333.34 dated
         May 29, 1997.(1)(3)
4.6      Security Agreement between Allen J. Simon and the Company dated May 29, 1997.(1)(3)
4.7      Promissory Note Secured by Pledge of Stock for Allen J. Simon in favor of the Company in the amount of $1,333,333.33 dated
         May 29, 1997.(1)(3)
4.8      Security Agreement between Allen J. Simon and the Company dated May 29, 1997.(1)(3)
4.9      Promissory Note Secured by Pledge of Stock for Allen J. Simon in favor of the Company in the amount of $1,333,333.33 dated
         May 29, 1997.(1)(3)
4.10     Form of Rescission of Loan Agreement between the Company and Allen J. Simon dated August 27, 1998.(2)(3)
4.11     Security Agreement between Food Extrusion, Inc. and Monsanto Company dated November 1, 1996.(1)
4.12     Promissory Note of the Company in favor of Monsanto Company in the amount of $5,000,000 dated November 1, 1996.(1)
4.13     Subscription Agreement between the Company and the Dorchester Group dated January 1, 1996.(1)
4.14     Stock Option Agreement between the Company and Allen J. Simon dated April 18, 1997.(1)(3)
4.15     Amendment No. 1 to Stock Option Agreement by and among the Company and Allen J. Simon dated May 29, 1997.(1)(3)
4.16     Registration Rights Agreement by and between the Company and Allen J. Simon dated April 18, 1997.(1)(3)
4.17     Registration Rights Agreement by and among the Company and Monsanto Company dated February 5, 1997.(1)
4.18     Form of Registration Rights Agreement between the Company and certain officers and directors.(1)
4.19     Form of Warrant Agreement between the Company and certain investors dated February 9, 1996.(1)
4.20     Letter Agreement between the Company and certain investors dated January 15, 1999.(5)
4.21     Stock Purchase Agreement between the Company and Marilyn Roosevelt dated July 16, 1997.(1)
4.22     Shareholders Agreement between CF Corporation (formerly Centennial Foods, Inc.) and the Company dated March 19, 1997.(1)
4.23     Amendment No. 1 to the Shareholders Agreement between CF Corporation and the Company dated January 15, 1999.(5)
4.24     Registration Rights Agreement between the Company and CF Corporation dated January 22, 1999.(5)
4.25     1997 Stock Option Plan with (i) Form of Incentive Stock Option Agreement and (ii) Form of Nonstatutory Stock Option
         Agreement.(1)(3)
4.26     Form of Directors Stock Option Agreement.(1)(3)
4.27     Directors Stock Option Agreement between the Company and Allen J. Simon dated July 9, 1997.(1)(3)
4.28     Form of Nonstatutory Stock Option Agreement not issued under the 1997 Stock Option Plan, governing options granted to employees by the Company.(1)(3)
4.29     Note Agreement between Monsanto Company and the Company dated October 31, 1996.(1)
4.30     Addendum No. 1 to Note Agreement dated October 31, 1996 between Monsanto Company and the Company dated February 6, 1997.(1)
4.31     Creditor Agreement between Centennial Foods, Inc., the Company and Ike Lynch dated October 4, 1996.(1)
4.32     Creditor Agreement between Centennial Foods, Inc., the Company and Montana Department of Environmental Quality dated
         October 18, 1996.(1)
4.33     Assignment of Commercial Security Agreement and Business Loan and Credit Agreement dated March 4, 1996 between
         Seattle-First National Bank and Company 19 General Partnership.(1)
4.34     Assignment of Subordination Agreements and Negotiable Collateral between Seattle-First National Bank and Company 19 General
         Partnership dated March 4, 1996.(1)
4.35     Creditor Agreement between Centennial Foods, Inc. and Company 19 General partnership dated October 14, 1996.(1)
4.36     Form of Subordination Agreement between certain creditors of Centennial Foods, Inc. in favor of Seafirst.(1)
4.37     Creditor's Agreement between Centennial Foods and Montana Department of Commerce dated October 11, 1996.(1)
4.38     Form of Creditor's Agreement between Centennial Foods, Inc. and certain convertible note holders.(1)
4.39     Amended and Restated Loan Agreement between the Company and FoodCeuticals dated as of December 31, 1998.(5)
4.40     Promissory Note in the amount of $1,850,000 payable to FoodCeuticals dated December 31, 1998.(5)
4.41     Registration Rights Agreement between the Company and FoodCeuticals dated December 31, 1998.(5)
4.42     Warrant Agreement number 98-1 between the Company and FoodCeuticals dated December 31, 1998.(5)
4.43     Warrant Agreement number 99-1 between the Company and FoodCeuticals dated January 15, 1999.(5)


4.44     Security Agreement between the Company and FoodCeuticals dated December 31, 1998.(5)
4.45     Form of Warrant Agreement between the Company and certain former officers of the Company dated as of December 1998.(5)
4.46     Subscription Agreement between the Company and Heldomo, A.G. dated September 10, 1998.(5)
4.47     Warrant Agreement between the Company and Heldomo, A.G. dated September 10, 1998.(5)
4.48     Stockholder Agreement by and among The RiceX Company, Inc. and BioCeutics, Inc. dated November 1, 1999 (6)
4.49     Warrant Agreement between the Company and Dorchester Group dated April 26, 1999.(6)
4.50     Form of Nonstatutory Stock Option Agreement between the Company and employee dated October 1, 1999.(3)(6)
4.51     Warrant Agreement between the Company and JDK & Associates dated November 1, 1999.(6)
4.52     Addendum No. 2 to the October 31, 1996 Monsanto Security Agreement dated November 30, 1999.(6)
4.53     Form of Nonstatutory Stock Option Agreement between the Company and Vice President, Operations, Ike Lynch dated November 1,
         1999.(3)(6)
4.54     Form of Subscription Agreement to the Private Placement Offering 1999.(6)
4.55     Form of Warrant Agreement to the Private Placement Offering 1999.(6)
4.56     Memorandum of Understanding dated June 29, 2000 between the Company and Intermark Partners, LLC to convert to equity the note for $2,500,000.(8)
4.57     Warrant Agreement between the Company and GBV Intermark Fund, LLC dated September 29, 2000.
4.58     Warrant Agreement between the Company and Gilbert L. McCord, Sr. dated September 29, 2000.
4.59     Definitive Agreement between the Company and Intermark Partners, LLC dated September 29, 2000.
4.60     Form of Warrant Agreement between the Company and certain former employees of the Company dated March 31, 2000.
10.1     Employment Agreement between Allen J. Simon and the Company dated April 18, 1997.(1)(3)
10.2     Amendment to Employment Agreement between Allen J. Simon and the Company dated May 29, 1997.(1)(3)
10.3     Employment Agreement between the Company and Karen D. Berriman dated September 15, 1997.(1)(3)
10.4     Employment Agreement between the Company and Gary A. Miller dated October 6, 1997.(1)(3)
10.5     Employment Agreement between the Company and Cherukuri Venkata Reddy Sastry dated April 14, 1996.(1)(3)
10.6     Employment Agreement between the Company and Rukmini Cheruvanky dated April 14, 1996.(1)(3)
10.7     Employment Agreement between the Company and Dennis Riddle dated September 19, 1997.(1)(3)
10.8     Employment Agreement between the Company and Daniel McPeak dated April 1, 1997.(1)(3)
10.9     Employment Agreement between the Company and Patricia Mayhew dated April 1, 1997.(1)(3)
10.10    Employment Agreement between the Food Extrusion Montana, Inc. and Ike E. Lynch dated March 19, 1997.(1)(3)
10.11    Consulting Agreement between the Company and Robert H. Hesse dated September 30, 1997.(1)(3)
10.12    Form of Indemnification Agreement by and among the Company and certain officers and directors.(1)(3)
10.13    Agreement between the Company and Wolcott Farms, Inc. dated March 1, 1997.(1)
10.14    Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmers' Rice Cooperative and the Company dated June
         28, 1994.(1)
10.15    Amendment dated April 16, 1996 to Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmers' Rice
         Cooperative and the Company dated June 28, 1994.(1)
10.16    Stabilized Rice Bran Processing, Sales and Marketing Agreement between California Pacific Rice Milling, Ltd. and the
         Company dated August 1995.(1)
10.17    Agreement between the Company and Dry Creek Trading, Inc. dated February 1, 1997.(1)
10.18    International Distribution Agreement between the Company and SunJoy Cereal-Tech Development Ltd. dated June 16, 1997.(1)
10.19    Agreement between the Company and SunJoy Enterprises Corporation dated June 16, 1997.(1)
10.20    Non-binding Letter of Intent between Nutrilite Division of Amway Corporation and the Company dated April 8, 1998.(1)
10.21    Letter Agreement between DuCoa, L.P. and the Company dated February 25, 1998.(1)
10.22    Letter of Intent between Monsanto Company and Company dated March 16, 1998.(1)
10.23    First Amendment to Letter Agreement between Monsanto Company and Company dated July 27, 1998.(2)
10.24    Security Agreement between CF Corporation, Food Extrusion Montana, Inc. and the Company dated March 19, 1997.(1)
10.25    Joint Development Agreement between Kellogg Company and the Company dated May 15, 1998.(1)
10.26    Promissory Note in favor of Dominion Resources, Inc. in the amount of $1,750,000 dated July 30, 1996.(1)
10.27    Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991.(1)


10.28    First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994.(1)
10.29    Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996.(1)
10.30    Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998.(1)
10.31    Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996.(1)
10.32    First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996.(1)
10.33    Second Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998.(1)
10.34    Rental Agreement, Month to Month, between James W. Cameron, Jr. and the Company dated December 22, 1997.(1)
10.35    Plan and Agreement of Reorganization between Core Iris, Inc. and the Company dated December 5, 1996.(1)
10.36    Asset Purchase Agreement between Centennial Foods, Inc., Food Extrusion Montana, Inc. and the Company dated January 2,
         1997.(1)
10.37    Form of Severance Agreement and Mutual Release of Claims dated as of December 1998 between the Company and certain former officers of the Company.(5)
10.38    BioCeutics License Agreement dated November 1, 1999.(3)(6)
10.39    Form Employment Agreement between the Company and Daniel L. McPeak Jr. date May 1, 1999.(3)(6)
10.40    Intermark Partners, LLC Addendum to Letter of Intent to Invest, Agreement in Principal dated November 16, 1999.(6)
10.41    Intermark Partners, LLC Supplemental Agreement dated March 10, 2000.(6)
10.42    Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated October 20, 1999.(3)(6)
10.43    Termination of Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated February 17, 2000.(6)
10.44    Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers' Rice Cooperative and the Company dated May
         1, 1999.(6)
10.45    Stabilized Rice Bran Processing, Sales, and Marketing Agreement between California Pacific Rice Milling, Inc. and the
         Company effectively dated January 1, 2000.(7)
10.46    Licensing Agreement between NutraStar, Inc. and the Company.(7)
10.47    Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999.(8)
10.48    Settlement and General Release among three executive officers and The RiceX(TM) Company effective June 30, 2000.(8)
10.49    Employment agreement between Daniel L. McPeak, Sr. and the Company dated April 1, 2000.(3)
16.1     Letter from PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand LLP) dated July 28, 1998.(2)
16.2     PricewaterhouseCoopers, LLP (formerly Coopers and Lybrand, LLP) letter to SEC dated July 28, 1998.(4)
16.3     Grant Thornton, LLP letter to SEC dated January 1, 2000.(4)

27       Financial Data Schedule

--------------------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement No.000-24285 filed with the Commission on May 18, 1998 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Amendment No. 2 to the Registration Statement No. 000-4285 filed with the Commission on August 26, 1998 and incorporated herein by reference.
(3)      Represents a management contract or compensatory plan or arrangement.
(4) Previously filed as item (4) on Form 8-K dated August 26, 1999, September 22, 1999, or January 7, 2000 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Form 10-KSB filed with the Commission on April 15, 1999 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Form 10-KSB filed with the Commission on March 30, 2000 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Form 10-QSB filed with the Commission on May 12, 2000 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Form 10-QSB filed with the Commission on August 18, 2000 and incorporated herein by reference.


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



                                           THE RICEX COMPANY

Date:  November 14, 2000                   By:   /s/ Daniel L. McPeak
                                           ----------------------------------
                                           Daniel L. McPeak
                                           Chairman of the Board and
                                           Chief Executive Officer

Date:  November 14, 2000                   By:    /s/ Todd C. Crow
                                           ---------------------------------
                                           Todd C. Crow
                                           Vice President of Finance and
                                           Chief Financial Officer