Form 10KSB
period 2000-12-31
RICEX CO
filed 2001-04-17
CIK 1061881

QuickLinks -- Click here to rapidly navigate through this document

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-24285

THE RICEX COMPANY

(Name of Small Business Issuer in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization No.)	68-0412200 (I.R.S. Employer Identification No.)
1241 Hawk's Flight Court, El Dorado Hills, CA (Address of Principal Executive Offices)	95762 (Zip Code)

Issuer's telephone number (916) 933-3000

Securities registered under Section 12(b) of the Exchange Act:
NONE

Title of each class: None
Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title of Class)

    Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $3,838,514

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 2, 2001, the aggregate market value of the company's common stock held by non-affiliates was $9,095,808.

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 2, 2001, 38,829,350 shares of common stock were outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes / /  No /x/

FORM 10-KSB

PART I

Item 1. DESCRIPTION OF THE BUSINESS

OVERVIEW

    The RiceX Company (the "Company" or "RiceX Company"), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company. Since its formation, the Company has been engaged in extensive research and development efforts that resulted in the development of a process (the "RiceX Process") that stabilizes rice bran, the portion of the rice kernel that lies beneath the hull and over the white rice. Rice bran contains over 60% of the nutritional value of rice, but without stabilization the nutritional value of the rice bran is lost shortly after the rice milling process due to lipase-induced rancidity. Consequently, a rich nutrient resource must either be thrown away or disposed of as low value animal feed. The RiceX Process deactivates the lipase enzyme and makes the bran shelf stable for a minimum of one year. While other competing processes have been able to stabilize rice bran for a limited time, the RiceX Process preserves more of the higher value nutritional and antioxidant compounds found in rice bran for a significantly longer time naturally. RiceX™ Stabilized Rice Bran produced by the Company meets microbiological standards for human consumption. The RiceX Process has enabled the Company to develop a variety of nutritional food products, including its primary product RiceX™ Stabilized Rice Bran. The Company's customers include consumer nutrition and healthcare companies, domestic and international food companies, and companion animal feed manufacturers.

    The Company, through its subsidiary, Food Extrusion Montana, Inc. ("FoodEx MT"), is engaged in custom manufacturing of grain based products for food ingredient companies at its production facility in Dillon, Montana. FoodEx MT has specialized processing equipment and techniques for the treatment of grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. RiceX Solubles, a highly nutritious, carbohydrate and lipid rich fraction, is produced at the FoodEx MT facility. The Company believes that FoodEx MT's manufacturing capabilities are unique among grain processors with custom processing qualities suited to numerous food applications.

    The Company generated approximately $3,839,000 and $3,259,000 in revenue for the years ended December 31, 2000 and 1999, respectively. The Company's business is not seasonal. "See Part II—Item 7. Financial Statements."

    The Company occupies approximately 24,800 square feet of executive offices, warehouse and production facilities in El Dorado Hills, California and Dillon, Montana.

    RiceX™ and RiceX Solubles™ are registered trade names of the Company. Mirachol® and Max "E"® are registered trademarks of the Company, and the Company holds patents to the production of Beta Glucan, a micro nutrient enriched rice bran oil process, and a method to treat high cholesterol.

RICEX PRODUCTS

    The Company produces stabilized, nutrient-rich rice bran that may be used in a wide variety of new products. The Company is pursuing the development of proprietary rice bran products from stabilized rice bran. The Company's current products include:

RiceX Stabilized Rice Bran:	Stable whole rice bran and germ. This is the basic stabilized rice bran product that is both a food supplement and an ingredient for cereals, baked goods, companion animal feed, health bars, etc., and also the base material for producing RiceX Solubles, oils and RiceX Fiber Complex.

RiceX Stabilized Rice Bran Fine:	This is the same product as RiceX Stabilized Rice Bran except that it has been ground to a particle size that will pass through a 20 mesh screen. Used primarily in baking applications.
Dextrinized Rice Bran:	A carbohydrate converted stabilized rice bran that is more suitably used in baking and mixed health drink applications. This product contains all of the nutrient rich components of stabilized rice bran.
RiceX Solubles:	A highly concentrated soluble carbohydrate and lipid rich fraction component of RiceX with the fiber removed. RiceX Solubles also embodies a concentrated form of the vitamins and nutrients found in stabilized bran.
RiceX Fiber Complex:	Nutrient rich insoluble fiber source that contains rice bran oil and associated nutrients. This product, designed for use by the baking and health food markets, is the remaining ingredient when stabilized bran is processed to form RiceX Solubles.
In addition, further refining RiceX Stabilized Rice Bran into oil and its by-products produces all Max "E" Oil, RiceX Defatted Fiber and Higher Value Fractions ("HVF").
Max "E" Oil:	Nutrient rich oil made from RiceX Stabilized Rice Bran. This oil has a high flash point, which provides a very long fry life, and it is not readily absorbed into food. In addition, the oil maintains many of the nutritional benefits of the whole rice bran products.
RiceX Defatted Fiber:	Low fat-soluble fiber that does not contain rice bran oil. This is a product designed for use by the baking industry for its high fiber nutritional benefits.
Higher Value Fractions ("HVF"):	Nutraceutical-like compounds naturally occurring in Stabilized Rice Bran and Rice Bran Oil that provide specific health benefits. Tocopherols, tocotrienols, and gamma oryzanol are some of the antioxidant-rich fractions that are found in rice bran and are enhanced by stabilization, with the gamma oryzanol being unique to rice.

INDUSTRY BACKGROUND

THE IMPORTANCE OF RICE

    Rice is the staple food for approximately 70% of the world's population, and is the staple food source for several of the world's largest countries. World rice production is expected to be more than 592 million metric tons in 2000 (according to the United States Department of Agriculture), constituting more than one quarter of all cereal grains produced worldwide. The United States accounts for less than 2% of the world's production. Ninety percent (90%) of world rice tonnage is produced in 13 countries with aggregate populations of 3.2 billion people (USA Rice Federation, Rice Notes). Approximately 75% of all rice production occurs in five regions: China, India, South East Asia, Africa and South America that have a combined population of 2.3 billion people (nearly 50% of the world's population) and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

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

    Despite the importance of rice as a world wide food source and the problems associated with nutritional deficiencies in rice-dependent nations, more than 60% of the nutrients found in rice are destroyed during milling. Most of the rice nutrients are contained in the outer brown layer of the rice kernel known as the bran layer, which, because of poor stability, becomes inedible due to lipase-induced rancidity or microbiological spoilage shortly after the milling process.

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

    Under normal milling conditions, when brown rice is milled into white rice, the oil in the bran and a potent lipase enzyme found on the surface of the bran come into contact with one another. The lipase enzyme causes very rapid hydrolysis of the oil, converting it into glycerol, monoglycerides, diglycerides and free fatty acid ("FFA"). As the FFA content increases, the rice bran becomes unsuitable for human or animal consumption. At normal room temperature, the FFA level increases to 5-8% within 24 hours and thereafter increases at the rate of approximately 4-5% per day. Rice bran is unfit for human consumption at 5% FFA, which typically occurs within 24 hours of milling.

    When the lipase enzyme can be deactivated, rice bran can be stabilized, thus preserving a potentially important nutrient source that is largely wasted today. Heat will deactivate the lipase enzyme, reduce microbiological load and reduce moisture levels, serving as the basis for most attempts at stabilization of rice bran, but most of the rice bran nutrients are lost in the process. Parboiled, or "converted" rice, is subjected to soaking and steaming prior to being dried and milled. This process softens the rice kernel and reduces the problem of lipase-induced hydrolysis. The bran produced from parboiled rice, however, is only semi-stabilized, typically spoiling in 20 days or less. The parboiling process also destroys much of the nutritional value of the bran because many of the micronutrients are water-soluble and are leached out during the parboiling process. There have been a number of attempts to develop alternative rice bran stabilization processes that deactivate the lipase enzyme using chemicals, microwave heating, and variants on extrusion technology. The Company believes each of these efforts result in an inferior product that uses chemicals or does not remain stable for a commercially reasonable period, or the nutrients in the bran are lost thereby significantly reducing the nutritional value in the bran.

THE RICEX SOLUTION

    The RiceX Process uses proprietary innovations in food extrusion technology to create a combination of temperature, pressure and other conditions necessary to deactivate the lipase enzyme without significantly damaging the structure or activity of other, higher value compounds, oils and proteins found in the bran. The RiceX Process does not use chemicals to stabilize raw rice bran, and produces an "all natural" nutrient rich product.

    The Company's processing equipment is designed to be installed on the premises of any two-stage rice mill and is located downstream from the rice polishers. After hulling, the rice is transported pneumatically to the rice polishing room where the brown rice kernels are tumbled and the rice bran is polished from the surface of each kernel. The bran is separated from the denser polished rice grains and is transported pneumatically to a loop conveyor system designed by the Company. The loop conveyor system immediately carries the fresh, unstabilized rice bran to the RiceX Company stabilizer. Stabilization is achieved by feeding the fresh rice bran into a specially designed auger food extruder that forces the material under pressure and heat through an orifice. The auger is designed to create the proper temperature, shear and pressure necessary to selectively deactivate the lipase enzyme and reduce the microbiological load. Process controllers that maintain process conditions within the prescribed pressure/temperature regime control the system. In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge the RiceX Company equipment of material in process and safely shut down.

    Bran leaving the Company's stabilization system (the "RiceX Bran") is deposited on a food-grade conveyor that tempers the product and reduces moisture content. The product is then discharged onto the cooling unit. A high volume, low-pressure airflow further dehumidifies and cools the RiceX Bran as it moves forward. The cooled RiceX Bran is then loaded into one-ton shipping containers for transportation to other processing facilities or is transported by pneumatic conveyor to a bagging unit for packaging in 40 and 50-pound sacks. RiceX Bran has a shelf life of at least one-year and is rich in tocopherols, tocotrienols, oryzanols, a complete and balanced amino acid profile, and other nutritional and natural compounds that exhibit positive health properties ("nutraceuticals").

    The RiceX Process system is modular. Each stabilization module can process approximately 2,000 pounds of RiceX Bran per hour and has a capacity of over 5,700 tons per year. Stabilization production capacity can be doubled or tripled by installing additional RiceX Company units sharing a common conveyor and stage system, which can handle the output of the world's largest rice mills. The Company has developed and tested a smaller production unit, which has a maximum production capacity of 840 tons per year, for installation in countries or locations where rice mills are substantially smaller than those in the United States.

    The processing conditions created by the RiceX Process are unique. However the ancillary equipment used to achieve these processing conditions is in wide use throughout the food industry. It is in the stabilizer unit that the proprietary RiceX Company technology resides; all of the other processing, material handling, control, and storage components are off-the-shelf equipment items.

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

    Rice bran is unique in the plant kingdom. Its protein is hypoallergenic and contains all of the essential amino acids, the necessary building blocks of protein in the body. Rice bran contains approximately 20% oil, which closely resembles peanut oil in fatty acid composition and heat stability. Rice bran oil contains essentially fatty acids and a broad range of nutraceutical compounds that have been demonstrated to have therapeutic properties. (Cheruvanky and Raghuram, 1991 Journal of the American College of Nutrition, Vol. 10, No. 4, pp593-691.)

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

BUSINESS STRATEGY

    The Company's goal is to become the world's leading producer and distributor of stabilized rice bran and rice bran based products in the premium consumer food and animal feed sectors of the marketplace. The Company will produce stabilized rice bran and related products in manufacturing facilities owned by it or through joint venture arrangements. See "Supply and Manufacturing." The Company does not intend to sell its proprietary technology or processing methods, but will protect its process and products through both trade secret protection and through patent and trademark protection. See "Patents and Trademarks."

    The Company intends to continue research and development efforts to establish the efficacy of its stabilized rice bran-based products in providing nutritional support to individuals with chronic diseases and in promoting human health and nutrition. The Company believes that clinical support for stabilized rice bran products will further enhance the value of its products as nutraceuticals and functional food ingredients. Finally, the Company intends to aggressively market its products in four distinct product areas: nutraceuticals, functional food ingredients, performance feed and companion pet food supplements, and rice bran oils. In further pursuit of this goal, the Company has focused and will continue to focus its marketing and development efforts in two distinctly different areas: "developed" nations, including the U.S., Europe, South Africa, Argentina, Japan, Korea, and Taiwan; and "developing" nations, including Central and South America, India, China, Indonesia and most of the other countries in Asia, and Africa.

DEVELOPED NATIONS

    In developed nations, the Company's focus is on producing and selling RiceX Company products to large consumer product marketers as health enhancing ingredients for existing or newly developed products, and as stand-alone products to consumers. The Company has established a relationship with a German company to introduce RiceX Company products into the European Community. Although there can be no assurance that the Company's products will be successfully introduced in the European Community, the Company believes that interest of this type validates the potential opportunity and the relationship reflects the strategy for the Company's foreign ventures. The Company intends to seek other opportunities in the developed world by converting stabilized rice bran grown in those countries into finished goods and higher value fractions with demonstrated health or nutritional benefits.

DEVELOPING NATIONS

    In December 2000, the Company entered into an international joint venture with PRODESA and the Children's Christians Fund for supplying nutritionally dense ingredients for regional nutritional enhancement and school breakfast/lunch programs at the community level throughout Guatemala. As a result, the Company received an initial order from PRODESA for $2,500,000 that requires the Company to deliver product to Guatemala over twelve months starting January 2001. Also in December 2000, the Company received $1,240,800 as prepayment for the first six months of said purchase order to Guatemala.

    The Company also intends to partner with local governments and companies in developing nations on a joint venture basis to stabilize locally grown rice bran for local consumption and for future export. The Company plans to introduce its stabilization process systems in large rice mills located in Central and South America, China, India and Southeast Asia. In many developing nations, the average person has a 300-500 calorie daily diet deficit. [The Food and Agriculture Organization of the United Nations (FAO), Agrostat PC, on diskette (FAO, Rome, 12993); and the World Resources Institute in collaboration with the United Nations Environment Programme and the United Nations Development Programme, World Resources 1994-95 (Oxford University Press; New York, 1994), p. 108]. If the Company is able to expand into these areas, the installation of 100 RiceX processing systems has the capacity to provide up to 500 nutritionally dense calories per day to over 15 million people each year. The diet supplement provided by the locally grown and stabilized rice bran would help those people approach U.S. levels of nutrition.

    The Company has had preliminary discussions regarding the demonstration of its system and the end products for this technology with a number of companies and governments including other countries in Central America, India, China, Argentina, Brazil, Malaysia and certain African countries. There can be no assurance that these discussions will lead to implementation of the RiceX Process with these companies or governments.

SALES AND MARKETING

    The Company has targeted four distinct product areas in which RiceX Bran and related products may be used as the primary ingredient. The Company's key marketing strategy is to form strategic alliances with industry leaders in each of its target markets. This strategy will allow the Company to leverage the research, marketing and distribution strengths of its partners in order to more economically and efficiently introduce and market products. The Company has formed alliances, or has entered into negotiations to form alliances, in each of its target markets: Nutraceuticals, Functional Food Ingredients, Performance Feed Supplements and Companion Pet Food Ingredients, and Rice Bran Oils.

    The Company's overall marketing plans in each of the target markets are discussed below.

NUTRACEUTICALS

    Nutraceuticals are food-derived substances with pharmaceutical-like properties, including vitamins and dietary supplements. RiceX Bran can be used as a nutraceutical to provide certain specific nutrients or food components (including antioxidants, oryzanols, Vitamin E, Vitamin B, and bran fiber) or to address specific health applications such as cardiovascular health, diabetes control, fighting free radicals and general nutritional supplementation. The Company has sold RiceX Bran products as ingredients to consumer nutrition and healthcare companies, national nutritional retailers, and multi-level personal product marketers. The Company is continuing to develop HVFs, the nutraceutical-like compounds found in rice bran that provide specific health benefits. The Company has also been informed that at least one national nutritional retailer and other personal product marketing companies are working on development of special products utilizing RiceX Bran and its related products. There can be no assurance that such marketing efforts will be successful or that any of the proposed products will be developed in a commercially reasonable time or at all.

    During 2000, the Company finalized and entered into a joint venture agreement with NutraStar, Incorporated ("NutraStar") for developing and marketing the nutraceuticals and value-added functional foods markets for human nutrition. NutraStar was granted an exclusive license to sell RiceX products in the nutraceutical market. The license covers the United States on an exclusive basis and worldwide on a non-exclusive basis. The exclusive license can be expanded on a country-by-country basis. As part of this transaction, Patricia McPeak resigned as President of the Company and became an officer and shareholder of NutraStar. Ms. McPeak retained her seat on the Company's Board of Directors. She is the spouse of Daniel L. McPeak, Sr., Chairman of the Board and Chief Executive Officer of the Company. In exchange for the exclusive license in the nutraceutical market, the Company will receive license fees and it became a ten-percent shareholder in NutraStar. See Part II, Item 7, "Financial Statements," and Part III, "Certain Relationships and Related Transactions" for further discussions of NutraStar.

    In December 2000, the Company entered into an international joint venture with PRODESA and the Children's Christians Fund for supplying nutritionally dense ingredients for regional nutritional enhancement and school breakfast/lunch programs at the community level throughout Guatemala. As a result, the Company received an initial order from PRODESA for $2,500,000 that requires the Company to deliver product to Guatemala over twelve months starting January 2001. Also in December 2000, the Company received $1,240,800 as prepayment for the first six months of said purchase order to Guatemala.

FUNCTIONAL FOOD INGREDIENTS

    RiceX Bran is a low cost, all natural food product that contains a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that can be used to enhance the nutritional value of popular consumer products. Several foods that are ideally suited for the addition of RiceX Bran to their products include cereals, snack foods and breads. The Company, in conjunction with NutraStar and PRODESA under the terms of the agreements described above, is marketing RiceX Bran to consumer food companies for use in already established products and for development of new products.

PERFORMANCE FEED AND COMPANION PET FOOD SUPPLEMENTS

    The Company also markets RiceX Bran as a feed supplement for animals. RiceX Bran is used as an equine feed supplement and has proven to provide greater muscle mass, improved stamina, and hair-coat luster when added to a normal diet.

    The Company has retained the services of The University of Illinois, Animal Science Department, to study the palatability benefits and physiological effects of RiceX Bran on companion pets. The results of this eight-week clinical trial will be scientifically reviewed and published upon completion. The Company expects that this study will have a positive effect on its marketing efforts worldwide. The United States market for companion pet foods is estimated to be $12 billion annually and $27 billion worldwide.

    During 2000, the Company initiated strategic alliance discussions with several major domestic premium pet food and equine feed manufacturers and distributors. The Company anticipates the focus during 2001 will be to aggressively finalize a joint venture with a major premium pet and equine product manufacturers.

RICE BRAN OILS

    Nutrient-rich oil made from RiceX Stabilized Rice Bran has a high flash point, which provides a long fry life and is not readily absorbed into food. The oil also maintains many of the nutritional benefits of whole rice bran products, making it ideally suited for healthy salad and cooking oils.

    The Company and Monsanto Corporation completed a preliminary joint venture wherein the Company's proprietary technology for stabilizing rice bran was tested in India. Since India is the second largest rice producer in the world, it made sense that significant opportunities in India could be realized if the Company's technology was proven in that region of the world. The Company successfully demonstrated its stabilization capability and Monsanto acknowledged that the preliminary joint venture met its objectives. The Company is now exploring stabilized rice bran marketing models, which would support aggressive expansion into India and other major rice producing countries. There can be no assurance that a marketing model will be successful.

MARKETING METHODS

    As of March 2, 2001, the Company has a direct in-house sales representative and has retained the services of a strategic development firm to assist in establishing and implementing a strategic plan for growth in domestic and international markets. In addition, the Company has recently entered into joint venture agreements with NutraStar and PRODESA for developing and marketing RiceX Bran products. Shipping and distribution of products are managed and directed by RiceX Company corporate staff and by the direction of several of its processing locations and subcontract shippers. Additionally, significant alliances are in process of development to help increase sales volume.

    Pursuant to the Stabilized Rice Bran Processing Sales and Marketing Agreement between Farmers' Rice Cooperative ("Farmers"), a cooperative association organized under the California Food and Agriculture Code and the Company dated June 1, 1999, Farmers' has a non-exclusive license to the Company's rice bran processing equipment for production of stabilized rice bran solely for sale to the Company and Farmers' customers. Pursuant to the terms of the agreement, Farmers' has agreed to pay the Company a royalty payment for each short ton of stabilized rice bran produced by Farmers' for sale to its customers. The royalty payment may be adjusted from time to time to account for the changes in the market.

CUSTOMERS

    The Company has in excess of 150 active customer accounts. Currently, the Company's major customers are (1) Wolcott Farms, (2) NutraStar (affiliate), (3) Pacific Grain, and (4) California Natural Products. The Company depended on these customers for approximately 72% of all sales revenue during 2000. The Company expects PRODESA, see Part I "Developing Nations", to be a major customer starting in 2001. See Part III, "Certain Relationships and Related Transactions" for further discussions of NutraStar. Loss of any of these companies as a customer could have a material adverse effect on the Company's business, financial condition and results of operations.

SUPPLY AND MANUFACTURING

    The Company purchases unstabilized rice bran from two major suppliers, Farmers' Rice Cooperative and California Pacific Rice Growers. Pursuant to agreements with these companies, the Company's stabilization machinery is physically attached to the suppliers' rice processing plants and the rice bran by-product is directly transferred to the Company's machinery for stabilization without the need for shipping. The relationship with the suppliers is symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while the Company has a ready access to unstabilized bran. These suppliers are currently the only suppliers of unstabilized rice bran to the Company. The Company intends to enter into additional relationships with rice processors, both in the U.S. and abroad, as part of its overall business strategy. The Company's production capacity currently stands at 2,400 tons per month. The Company believes that it will be able to obtain additional suppliers due to the benefits suppliers can expect to receive from an agreement with the Company. There can be no assurance that the Company will obtain additional suppliers.

    As required, the Company ships RiceX Bran from its facilities in California to its plant in Dillon, Montana for further processing into RiceX Solubles, Dextrinized Rice Bran, and RiceX Fiber Complex. Current monthly production capacity is approximately 50 tons of RiceX Solubles and 50 tons of RiceX Fiber Complex. Additional equipment could slightly more than double production capacity. The Company intends to acquire or construct an additional processing facility as the demand for RiceX Solubles and RiceX Fiber Complex justifies expansion.

    Every food product manufactured by the Company is produced under published FDA and USDA regulations for "Good Manufacturing Practices." The Vice President of Operations oversees quality control, a microbiologist and Ph.D. chemist conducts quality assurance testing. Product samples for each product code are analyzed for microbiological adherence to a predetermined set of product specifications and each lot is released once it demonstrates its compliance with specifications.

PATENTS AND TRADEMARKS

    The RiceX Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran. The Company has chosen to treat the RiceX Process as a trade secret and not to pursue process or process equipment patents on the original processes. However, process improvements will be reviewed for future patent protection. The Company believes that the unique products, and their biological effects, resulting from RiceX Company Stabilized Rice Bran are patentable. In 1998, the Company filed two provisional U.S. patent applications relating to RiceX Solubles, RiceX Fiber Complex and HVF products and intends to seek patent protection in selected foreign jurisdictions. The patent applications include "A Method for Treating Diabetes Mellitus," and "A Method for Treating Hypercholesterolemia, Hyperlipidemia, and Atherosclerosis." The Hypercholesterolemia Treatment issued on October 3, 2000, was assigned patent number 6,126,943. The Company may apply for additional patents in the future as new products are developed.

    RiceX™ and RiceX Solubles™ are registered trade names of the Company. Mirachol® and Max "E"® are registered trademarks of the Company, and the Company holds patents to the production of Beta Glucan, a micro nutrient enriched rice bran oil process, and a method to treat high cholesterol.

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

    Although there currently are no pending claims or lawsuits against the Company regarding possible infringement claims, there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of resources by the Company, which could have a material adverse effect on the Company's financial condition and results of operations. Adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its systems, any of which could have a material adverse effect on the Company's financial condition and results of operations. In addition, there can be no assurance that a license under a third party's intellectual property rights will be available on reasonable terms, if at all. See "Factors Affecting Operating Results—Patents, Licenses and Intellectual Property Claims."

COMPETITION

    Although the Company believes that it is the only company to use non-chemical methods to stabilize rice bran so that the bran has a shelf life of over one-year, the Company competes with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements. The Company's only significant competitor is Producer's Rice Mill. The competitor may have greater capital resources and experience in the food industry in total, however the Company believes it has more experience in the rice bran industry than its competitor. There can be no assurance that the Company will be able to compete successfully in the rice bran industry. The Company's major nutritional supplement competitors include producers of wheat bran and oat bran, particularly in the functional food ingredients market segment. See "Factors Affecting Operating Results—Competition."

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

    The Company has retained the services of The University of Illinois, Animal Science Department, to study the physiological effects of RiceX Bran on companion pets. The results of this eight-week clinical trial will be scientifically reviewed and published upon completion. The Company hopes that this study will have a positive effect on its marketing efforts worldwide. The United States market for companion pet foods is estimated to be $12 billion annually and $27 billion worldwide.

    Expenditures for research and development for the years ended December 31, 2000 and 1999 totaled $271,000 and $712,000, respectively. Even though expenditures were down for the year ended 2000 compared to the year ended 1999, the Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

    The reduction of R&D expenses in 2000 was mostly due to the termination and subsequent transfer of technical employees and associated expenses to a nutraceutical company, NutraStar, that was granted an exclusive license to sell RiceX Bran products.

EMPLOYEES

    As of March 2, 2001, the Company has a total of 17 employees, all of which are full time employees. The Company believes that its relations with its employees are good.

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

LIMITED OPERATING HISTORY

    There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's common stock. The Company has shareholders' equity of $2,581,000, incurred a loss of $2,468,000 and generated cash of $1,881,000 in operating activities for the year ended December 31, 2000. The Company's cash and cash equivalents aggregated $968,000 at December 31, 2000. The Company commenced manufacturing and marketing activities in June 1996 and has developed a specific operating plan to meet the ongoing liquidity of the Company's operations both for the year ended December 31, 2000 and thereafter. The Company's business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance and absence of an operating history. Therefore, there can be no assurance that the Company's business or products will be successful or that the Company will be able to achieve or maintain profitable operations. There can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

    The Company's major focuses over the past two years have resulted in improving shareholders' equity by almost $7,400,000 and retiring $14,577,000 of debt obligations that matured during 2000 and 1999, $4,350,000 and $10,227,000 respectively. Shareholders' equity improved to $2,581,000 on December 31, 2000 compared to negative $4,755,000 on December 31, 1998. In September 2000 the Company finalized an agreement with a venture capital firm and converted a $2,500,000 note to equity by issuing 3,571,429 shares of common stock and warrants to purchase 3,571,429 shares of common stock at $.70 per share. During December 2000, the Company retired its final debt payment of $1,850,000 with revenues and operating profits generated during 2000.

    The Company is now debt-free and positioned to focus on business development. The operating plan includes improved gross margins from reduced costs by improved production efficiencies and product sales mix and by increased sales. Management also implemented spending controls, which reduced overhead costs. Additionally, significant alliances are in the process of development, which are to help increase sales volume. The Company's management believes that its operating plan currently being implemented, is sufficient to meet the Company's liquidity needs for the year ended December 31, 2001.

MARKET RISKS OF A NEW BUSINESS

    The Company has formulated its business plan and strategies based on certain assumptions regarding the size of the rice bran market, the Company's anticipated share of this market, and the estimated price and acceptance of the Company's products. These assumptions are based on the best estimates of the Company's management. There can be no assurance that the Company's assessments regarding market size, potential market share attainable by the Company, the price at which the Company will be able to sell its products, market acceptance of the Company's products or a variety of other factors will prove to be correct. Any future success of the Company may depend upon factors including changes in the dietary supplement industry, governmental regulations, increased levels of competition including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment, and reduced margins cause by competitive pressures.

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

DEPENDENCE ON KEY EMPLOYEES

    The Company believes that its success will depend, to a significant extent, upon the efforts and abilities of the current group of executives, strategic alliance and joint venture partners. The loss of the services of one or more of these key personnel or partners could have a material adverse affect on the Company's business, financial condition and results of operations. In addition, the Company's future success will depend upon its ability to continue to attract and retain qualified management personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS

    The Company's success depends in part on its ability to obtain patents, licenses and other intellectual property rights for its products and technology. The Company has one provisional U.S. patent application pending and the Company may decide to file corresponding international applications. The process of seeking patent protection may be long and expensive, and there can be no assurance that patents will be issued, that the Company will be able to protect its technology adequately, or that competition will not be able to develop similar technology. The Company believes the basis on which it has filed its current pending patent application is reasonable; however, there can be no assurance that any patent application filed will result in issued patents or that the Company will choose to pursue each patent application to issuance. There currently are no claims or lawsuits pending or threatened against the Company regarding possible infringement claims, but there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation could result in substantial cost and diversion of effort by the Company, which could have a material adverse affect on the Company's financial condition and results of operations. Adverse determinations in any litigation could result in the Company's loss of proprietary rights, subjecting the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its systems, any of which could have a material adverse affect on the Company's financial condition and results of operations. There can be no assurance that a license under a third party's intellectual property rights will be available to the Company on reasonable terms, if at all.

COMPUTER ISSUES RELATING TO YEAR 2000

    In the past, many computer systems and software products were coded to accept only two digit entries in the date code field. Beginning in the "Year 2000", these date code fields must accept four digit entries in order to distinguish Year 2000 and beyond dates. As a result, computer systems and/or software used by many companies had to be upgraded to comply with Year 2000 requirements. The Company evaluated the impact of the Year 2000 issue as it affected its business operations and interfaces with customers and vendors. The only two suppliers of raw rice bran to the Company reported to the Company that they had an active Year 2000 program in place and that they expected no interruptions in raw rice bran supply due to Year 2000 computer problems. The Company also surveyed its other major vendors and major customers to determine if the Year 2000 would pose a disruption in service from them. The Company received no notice that the Year 2000 would pose a problem for its vendors or major customers, and essentially all of the Company's critical systems include new hardware and packaged software recently purchased from large vendors who represented that these systems are Year 2000 compliant.

    Subsequent to the end of 1999, the Company's operations are fully functioning and have not experienced any significant issues related to the Year 2000. While the Company is encouraged by the results of its Year 2000 efforts, monitoring for any potential problems continued throughout 2000.

    Although the Company does not believe any continued exposure exists, the company has a contingency plan for possible Year 2000 issues and will continue to update these plans based on assessments of any subsequent Year 2000 issues as additional information becomes available.

THIN MARKET; POSSIBLE VOLATILITY OF STOCK PRICE

    The Company's Common Stock has been traded on the OTC Bulletin Board since May 1996 under the symbol "RICX". The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet securities analysts' expectations, general conditions in the international marketplace and the worldwide economy, announcements of technological innovations or new systems or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with customers and suppliers could cause the price of the Company's common stock to fluctuate, perhaps substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's common stock.

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

THE COMPANY

    The Company was incorporated under Delaware law in May 1998 and succeeded to the business of its predecessor corporation, Food Extrusion, Inc., pursuant to a reincorporation that was effective upon completion of the merger of the Nevada corporation with the Delaware corporation on August 4, 1998. Food Extrusion, Inc., ("FoodEx CA"), was incorporated in California in May 1989 and subsequently merged in a stock-for-stock exchange into Core Iris, a Nevada corporation and subsequently changed its name to Food Extrusion, Inc. ("Food Extrusion, Inc."). Food Extrusion, Inc. changed its name to The RiceX Company in May 1998. Food Extrusion Montana, Inc. ("FoodEx MT"), was incorporated in Montana in December 1996, as a wholly owned subsidiary of the Company. In January 1997, FoodEx MT acquired certain assets of Centennial Foods, Inc., an Idaho corporation ("Centennial") in exchange for 310,000 (adjusted to 1,891,156 in July 1999) shares of $.001 par value common stock of Food Extrusion, Inc. and the assumption of certain liabilities totaling approximately $1,320,000. These obligations were paid in full in January 1999. See "Recent Sales of Unregistered Securities".

Item 2. DESCRIPTION OF PROPERTY

    The Company currently leases (i) a 5,600 square foot office facility at 1241 Hawk's Flight Court, El Dorado Hills, California, and (ii) a 3,500 square foot warehouse and shipping facility at 1261 Hawk's Flight Court, El Dorado Hills, California. The leases, expiring in September 2006, have aggregate annual lease payments for both properties approximating $69,000, net of sub-lease payment collections approximating $64,000 per year. In November 1999, the Company entered into a sub-lease agreement with a company, NutraStar, that expires September 2006 for a portion (7,800 square feet) of the facility located at 1261 Hawk's Flight Court, El Dorado Hills, California.

    FoodEx MT owns a 15,700 square foot production facility in Dillon, Montana, which, at December 31, 1998, was pledged as collateral for a $368,999 non interest bearing loan from the State of Montana, Department of Commerce, that was repaid in full in January 1999.

    The Company believes that its facilities are adequate for its proposed needs through 2001 and that the properties are adequately covered by insurance.

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

Bellantoni and Milton A. Koffman as directors of the Company. The final tabulation of votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for the office as a director were as follows:

	Votes
					Broker Non-votes
	For	Against	Withheld	Abstentions
Joseph R. Bellantoni	27,798,078	—	82,980	—	—
Milton A. Koffman	27,798,078	—	82,980	—	—

    Messrs. Bellantoni and Koffman voluntarily resigned as members of the Board of Directors of the Company prior to the expiration of their terms in office. In December 1998, the Company entered into a loan agreement and related promissory note with a previously unrelated party (the "Lender") to borrow $1,850,000. A provision in the loan agreement granted the Lender the right to designate two (2) members of the Company's Board of Directors while the promissory note was outstanding and the Lender designated Messrs. Bellantoni and Koffman as members of the Board of Directors. On December 31, 2000 the Company retired the note, and the Lender's directors, Messrs. Bellantoni and Koffman, tendered their resignations to the Company effective December 31, 2000.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal United States market for the Company's common stock is the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark down or commissions and may not represent actual transactions. The following is the high and low bid information for such common stock:

COMMON STOCK	HIGH	LOW
2000
First Quarter	$1.13	$0.59
Second Quarter	$0.75	$0.41
Third Quarter	$0.63	$0.31
Fourth Quarter	$0.69	$0.25
1999
First Quarter	$1.56	$0.66
Second Quarter	$1.16	$0.53
Third Quarter	$1.00	$0.53
Fourth Quarter	$1.44	$0.47

    There are approximately 287 holders of record of the Company's common stock as of March 2, 2001.

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

RECENT SALES OF UNREGISTERED SECURITIES

    In 1998, in conjunction with RiceX's reincorporation in Delaware, the Company increased its authorized number of common shares from 50,000,000 shares to 100,000,000 shares and authorized 10,000,000 shares of preferred stock which may be issued from time to time, in one or more series, and authorized its Board of Directors to establish the rights, preferences and privileges of each such series, when issued. At December 31, 2000, an aggregate of 26,671,369 shares of the Company's common stock was reserved for future issuance upon the exercise of stock options and warrants.

    During 2000, the Company issued and sold 168,000 shares of its common stock to private placement investors for $116,400, net of financing fees of $9,600. Also in connection with the transaction, the investors received warrants to purchase up to 168,000 shares of the Company's common stock. The warrants are exercisable at $1.00 per share during the first year from the date of issuance, $1.25 per share during the second year from the date of issuance and at an exercise price of $1.50 per share during the third year from the date of issuance. The warrants expire three years from the date of issuance. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

    In April 2000, the Company issued 14,134 shares of common stock to an agent for introducing investors to the Company. The value of the common stock was approximately $10,601 and is recorded in shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

    In May 2000, the Company issued 100,000 shares of common stock to acquire equipment from one of its suppliers. The value of the common stock was $68,750 and is recorded in shareholders equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

    Also in May 2000, the Company issued 1,200,000 shares of common stock to three executives pursuant to the exercise of some of their stock options and received promissory notes in the amount of $863,000. In June 2000, the executives rescinded the exercise of these stock options and promissory notes. These stock options were issued in accordance with the Company's Employee Stock Option Plan that was ratified by the Board of Directors in 1997. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

    During June 2000, the Company and three executive officers rescinded the exercise of 2,700,000 stock options priced at $.72 per share and promissory notes in the total amount of $1,941,000 given in payment of the exercise price. On account of the rescission, the executive officers returned to the Company the shares of common stock purchased pursuant to the exercise of the options. The rescission of the exercise of the options restores the Company and the executive officers to the positions they occupied prior to the exercise. The 2,700,000 stock options may be exercised in the future at the $.72 per share exercise price until expired.

    Also in June 2000, the Company issued 32,000 shares of common stock for services. The value of the common stock was $24,000 and is recorded in shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

    In September 2000, the Company finalized an agreement with a venture capital firm to convert a $2,500,000 note to equity. On September 29, 2000, the Company converted the note for 3,571,429 shares of common stock and warrants to purchase 3,571,429 shares of common stock at $.70 per share. These warrants are immediately exercisable and have a term of five years. In connection with this conversion of the note to equity the Company also granted additional warrants to purchase up to 4,464,285 shares of common stock at $.70 per share. These additional warrants are exercisable at any time during the five-year period commencing from the date of grant. The warrant shares are restricted from sale or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000. The shares issued were without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

    During October 2000, the Company issued 50,000 shares of common stock for services. The value of the common stock was $50,000 and is recorded in shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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

    In 1998, the Put Option was amended to permit the holder of the 310,000 shares to receive additional common stock which, when added to the current value of the 310,000 shares, had an aggregate fair value of $1,550,000. The number of shares to be issued would be based on an average 30 days market price of the Company's common stock. At the same time the Put Option was amended, the Company issued 100,000 shares of common stock to the seller for the patent to Beta Glucan technology and the Mirachol Registered Trademark, which were not part of the FoodEx MT assets acquired in January 1997. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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

    In November 1999, the Company entered into a contract with a company to provide investor relations for a period of one year. The Company issued 1,600,000 shares of common stock with a fair market value of $1,262,400. Additionally, the Company issued warrants to purchase 1,000,000 shares of common stock. In February 2000, the agreement was terminated and the Company has not finalized its negotiations with the investor relations firm determining the return of the balance of the unearned stock and warrants. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

    In November 1999, the Company issued 1,500,000 shares of common stock to three executives pursuant to the exercise of some of their stock options and received promissory notes in the amount of $1,078,000. In June 2000, the executives rescinded the exercise of these stock options and promissory notes. These stock options were issued in accordance with the Company's Employee Stock Option Plan that were ratified by the Board of Directors in 1997. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following is a discussion of the consolidated financial condition of The RiceX Company as of December 31, 2000 and the results of operations for the fiscal years ended December 31, 2000 and 1999, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

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

OVERVIEW

    Since its formation in 1989, the Company has been engaged in extensive research and development activities that resulted in the development of the RiceX Process to stabilize rice bran. During 1996, 1997 and 1998, the Company accelerated its research, including clinical trials; product development; equipment development; procurement of manufacturing facilities; development of markets and distribution methods; negotiation of strategic alliances; patent applications; raising capital; and development of corporate infrastructure, including executive recruitment activities. The Company commenced commercial operations in 1996 with revenues for the year aggregating approximately $908,000 and the Company reporting a net loss of approximately $5,024,000 for the year ended December 31, 1996. Revenues for year ended December 31, 2000 grew to $3,839,000 with the Company reporting a net loss of $2,468,000.

    The following highlights the Company's financial data for December 31, 2000, 1999 and 1998.

Selected Financial Summary
(in thousands except share data)

Consolidated Operating Results	2000	1999	1998
Revenue	$3,839	$3,259	$2,950
Gross margins	1,754	1,043	299
	46%	32%	10%
Research and development expenses	271	712	1,057
Selling, general and administrative expenses	1,178	1,329	2,685
Stock option and warrant compensation to employees	92	104	980
Professional and investor relations fees	1,509	688	358
Bad debt expense	250	157	—
Net income (loss)	$(2,468)	$(3,246)	$(5,298)
Earnings per share	(0.07)	(0.13)	(0.26)
Weighted average number of shares outstanding	36,727,443	24,486,683	20,350,496

Consolidated Balance Sheets	2000	1999	1998
Cash and cash equivalents	$968	$1,030	$1,158
Total assets	4,539	4,958	6,455
Total liabilities and convertible debt	616	4,890	11,210
Deferred revenue, advance payments	1,341	—	—
Shareholders' equity	$2,581	$67	$(4,755)
Number of shares outstanding at December 31,	38,829,350	36,393,784	22,027,997

    The Company's major focuses over the past two years have resulted in improving shareholders' equity by almost $7,400,000 and retiring $14,577,000 of debt obligations that matured during 2000 and 1999, $4,350,000 and $10,227,000 respectively. Shareholders' equity improved to $2,581,000 on December 31, 2000 compared to negative $4,755,000 on December 31, 1998. In September 2000 the Company finalized an agreement with a venture capital firm and converted a $2,500,000 note to equity by issuing 3,571,429 shares of common stock and warrants to purchase 3,571,429 shares of common stock at $.70 per share. During December 2000, the Company retired its final debt payment of $1,850,000 with revenues and operating profits generated during 2000.

    The Company is now debt-free and positioned to focus on business development. The operating plan includes improved gross margins from reduced costs by improved production efficiencies and product sales mix and by increased sales. Management also implemented spending controls, which reduced overhead costs. Additionally, significant alliances are in process of development to help increase sales volume. The Company's management believes that its operating plan currently being implemented, is sufficient to meet the Company's liquidity needs for the year ended December 31, 2001. For a complete understanding of these activities, this Management's Discussion and Analysis should be read in conjunction with Part I. Item 1—Description of Business and Part II. Item 7—Financial Statements to this Form 10-KSB.

YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

    Consolidated revenues through December 2000 of $3,839,000 increased $579,000, or 18%, from the same period last year. The sales increase is attributed to an increase in all product categories, RiceX Stabilized Rice Bran ("SRB") SRB Regular, RiceX Solubles, SRB Fine, and RiceX Fiber. SRB Regular showed an increase in revenue of $53,000, and the RiceX Fiber increase was $74,000. RiceX Solubles sales increased by $461,000, with SRB Fine increasing $2,000 compared to sales through December 1999. Royalty income has decreased $11,000, from $29,000 in 1999 to $18,000 for period ended December 31, 2000, due primarily to the change in the royalty rate per ton produced within the newly negotiated supplier contract. While sales of RiceX Bran products accounted for virtually 100% and 99% of total sales in 2000 and 1999 respectively, the mix of such products differed in 2000 comparatively. In 2000, SRB Regular sales, primarily for the equine market, accounted for 60% of revenue versus 70% in 1999. RiceX Solubles experienced a significant increase in sales mix from 18% in 1999 to 27% in 2000. RiceX Fiber and SRB Fine products accounted for 12% and 13% in 1999 and 2000 respectively. The sales of RiceX Solubles include sales to NutraStar, an affiliate, of $622,000, or 16% of revenues, during 2000. See Part II, Item 7, "Financial Statements" and Part III, "Certain Relationships and Related Transactions" for further discussions of NutraStar.

    Product volume movement through December was up 507,000 lbs., or 5%, from 10,755,000 lbs. in 1999 to 11,262,000 lbs. in 2000. Year to date product volume was up in all categories, SRB Regular, SRB Fine, RiceX Fiber and RiceX Solubles. SRB Regular volume was up 3%, RiceX Solubles volume was up 72%, RiceX Fiber volume was up 31%, and SRB Fine volume was up 4% compared to the same period last year.

    Gross margins through period ended December 31, 2000 were $1,754,000, or 46%, compared to $1,043,000, or 32%, during the same period last year. The improvement in gross margin dollars of $696,000 over 1999 is attributed to the increase in sales volume of higher margin RiceX Bran products, the new multi-year supplier volume/pricing contracts, and increased production use of the FoodEx Montana plant, thereby reducing unabsorbed costs through December 31, 2000.

    Expenditures for research and development for the years ended December 31, 2000 and 1999 totaled $271,000 and $712,000, respectively. The reduction of R&D expenses in 2000 was mostly due to the termination and subsequent transfer of technical employees and associated expenses to a nutraceutical company, NutraStar, that was granted an exclusive license to sell RiceX Bran products in domestic markets. Even though expenditures were down for the year ended 2000 compared to the year ended 1999, the Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and develop new products and applications. For example, during 2000 the Company retained the services of The University of Illinois, Animal Science Department, to study the physiological effect of RiceX Bran on companion pets. The results of this eight-week clinical trial will be scientifically reviewed and published upon completion. The Company hopes that this study will have a positive effect on its marketing efforts worldwide. The United States market for companion pet foods is estimated to be $12 billion annually and $27 billion worldwide.

    Selling, General, & Administration expenses were $1,178,000 and $1,329,000 in 2000 and 1999 respectively, a decrease of $150,000, or 11%. Selling, general, and administration activities in 2000 were directed at raising capital, establishing new supplier agreements, development of direct sales efforts, and developing domestic and international sales alliances. Management also implemented spending controls which reduced overhead costs.

    The years ended December 31, 2000 and 1999 included non-cash charges totaling $92,000 and $104,000, respectively, for stock option and warrant compensation to employees. The 2000 non-cash charges represent the vested portion of issued options held by the current executive officers and warrants issued to former employees' severance agreements. The 1999 non-cash charges represent the vested portion pursuant of issued options held by the current executive officers.

    Professional fees in 2000 were $1,509,000 compared to $688,000 in 1999, an increase of $821,000. The increase in 2000 was primarily associated with an investor relation reserve charged for stock and warrants for services to an investor relations firm. Investor relation fees represent $1,165,000 of total professional fees in 2000 and $350,000 of total professional fees in 1999. Other costs were due to annual audit costs, fees connected with patent searches and applications, attorney's fees, and consulting fees.

    Bad debt expenses increased $93,000, or 59%, to $250,000 for the year ended December 31, 2000 compared to $157,000 for the same period last year. The increase was due to the Company establishing a reserve against a receivable from an affiliate, NutraStar. During 2000, the Company recognized sales to NutraStar of $622,000 and recorded cash receipts from NutraStar of $502,000. By year-end 2000 NutraStar had not finalized its pending funding, consequently the Company established a reserve against a receivable of NutraStar. At December 31, 2000, the Company has a receivable from NutraStar for approximately $330,000 net of allowance for doubtful accounts of $250,000. The Company received payments from NutraStar totaling $286,000 after December 31, 2000 further reducing this receivable balance. The Company also has a deposit of $100,000 included in deferred revenue at December 31, 2000 from NutraStar. See Part II, Item 7, "Financial Statements" and Part III, "Certain Relationships and Related Transactions" for further discussions of NutraStar.

    Interest expense decreased through period ending December 31, 2000 by $302,000, or 23%, from $1,325,000 in 1999 to $1,023,000 in 2000, due mostly to the eliminated amortization of certain debt issuance costs associated with a note that was paid in December 1999.

    For the year ended December 31, 2000, the Company's net loss was $2,468,000, or $.07 per share, compared to a net loss of $3,246,000, or $.13 per share, in 1999, an improvement of $778,000, or 24%, over the same period last year. As discussed above, the decrease in the Company's net loss reflects improvements in revenues and gross margins and significant reductions in most overhead expense categories.

YEAR ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

    Although revenues increased overall by 10% to $3,259,000 from $2,950,000, RiceX Bran product sales grew by more than 23%. Revenues from all product categories increased over last year. The sale of RiceX SRB Regular and SRB Fine increased $355,000 and $38,000, respectively. Gains in the sales of RiceX Solubles and RiceX Fiber Complex increased $129,000 and $102,000, respectively. While the sales of RiceX Bran products accounted for approximately 99% and 89% of total sales in 1999 and 1998, respectively, the mix of such products differed significantly. In 1999, RiceX SRB Regular sales, primarily for the equine market, accounted for 70% of revenue versus 65% in 1998. RiceX SRB Fine, RiceX Solubles and RiceX Fiber accounted for 30% of sales in 1999 versus 24% of sales in 1998. Cereal processing for H.J. Heinz's organic infant cereal accounted for zero sales in 1999 versus $302,000 (11%) of sales in 1998. In 1998, the Company completed its production contract with H.J. Heinz and no future sales to this customer are anticipated. Management is currently seeking contracts to replace the infant cereal production.

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

    Selling, general and administrative expenses decreased $1,357,000 (51%) to $1,328,000 in 1999 from $2,685,000 in 1998. Selling, general and administrative activities in 1998 were directed at raising capital, establishing manufacturing facilities, developing a direct sales effort, reestablishing executive management and building corporate infrastructure. Most of these efforts carried through to 1999. Approximately $1,000,000 (83%) of the decrease in selling, general and administrative expenses was attributed to the salaries of, and the severance payments to the three executive officers that left the Company's employment in December 1998.

    The years ended December 31, 1999 and 1998 included non-cash charges totaling $104,000 and $980,000, respectively, for stock option and warrant compensation to employees. The non-cash charge of $104,000 in 1999 is for the vested portion of issued options held by the current executive officers. The 1998 non-cash charge of $980,000 included $592,000 relating to the vested portion of previously issued options held by executive officers and $389,000 compensation expense associated with the fair value of the warrants issued to these officers as part of their severance agreement.

    Professional fees in 1999 were $688,000 compared to $358,000 in 1998. The increase in the 1999 professional fees was primarily due to increased investor relations fees paid to an investor relations firm. Other costs in 1999 were due to annual audit costs, fees connected with patent searches and applications, and consulting fees. The 1998 professional fees included mostly legal and accounting fees associated with the reincorporation and merger, SEC registration, private placement, and debt financing in December 1998.

    Interest expense in 1999 was $1,325,000 compared to $539,000 in 1998. The increase was primarily due to debt financing costs in connection with the December 1998 debt acquisition. In both 1999 and 1998, this primarily represents the amortization of certain debt issuance costs and accrued interest.

    The Company's net loss for 1999 totaled $3,246,000, or $.13 per share, compared to $5,298,000, or $.26 per share for 1998. As discussed above, the decrease in the Company's net loss reflects improvements in revenues and gross margins and significant reductions in overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

    The cash balances at December 31, 2000 decreased $62,000 to $968,000 from $1,030,000 at December 31, 1999. The Company has, for the first time since inception, generated cumulative positive cash flows. The cash flows from operations showed substantial improvement on a comparative basis from the same period last year. For year ended December 31, 2000, cash flows from operations were $1,881,000 versus negative $1,655,000 at December 31, 1999, an improvement of $3,536,000.

    In 2000, the Company retired $4,350,000 of current obligations. Prior to the year 2000, the Company had been substantially dependent upon private placements of its equity securities and debt financing to fund its operating cash requirements. In September 2000, the Company converted a $2,500,000 note to equity (described in the following paragraph). The Company used revenues and operating profits to make the final payment on a $1,850,000 note to a shareholder that made the Company debt-free as of December 31, 2000.

    In September 2000, the Company finalized an agreement with a venture capital firm to convert a $2,500,000 note to equity. On September 29, 2000, the Company converted the note for 3,571,429 shares of common stock and warrants to purchase 3,571,429 shares of common stock at $.70 per share. These warrants are immediately exercisable and have a term of five years. In connection with this conversion, the Company also granted additional warrants to purchase up to 4,464,285 shares of common stock at $.70 per share. These additional warrants are exercisable at any time during the five-year period commencing from the date of grant. The warrant shares are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

    In October 2000, the principal parties of the above described agreement have consented with a member and business partner of the venture capital firm to develop and implement a long term strategic business plan to take the Company forward. In connection with this service, the Company issued warrants to purchase 2,600,000 shares of common stock at $.70 per share. The Company has valued these warrants using the Black-Scholes Option Pricing Model for a total of $353,000 and recorded as a contra equity account. The warrants relating to developing the strategic plan will be amortized into expense beginning October 1, 2000. These warrants are immediately exercisable and have a term of five years. The Company also agreed to grant additional warrants to purchase up to 3,250,000 shares of common stock at $.70 per share. These additional warrants will be exercisable at any time during the five-year period commencing from the date of grant. The warrant shares are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

    During 2000, the Company issued 182,137 (168,003 to private placement investors and 14,134 issued as a finders fee in connection with these transactions) shares of common stock and warrants to purchase 182,137 shares of common stock in conjunction with a $6,000,000 private placement for $116,400. These warrants, which expire three years from issue date, have an exercise price for the first year of $1.00 per share, for the second year of $1.25 per share and for the third year of $1.50 per share. At December 31, 2000, all warrants issued in conjunction with this private placement were outstanding.

    During 2000, the Company finalized and entered into a joint venture agreement with NutraStar, Incorporated ("NutraStar") for developing and marketing the nutraceutical and value-added functional foods markets for human nutrition. NutraStar was granted an exclusive license to sell RiceX products in the nutraceutical market. The license covers the United States on an exclusive basis and worldwide on a non-exclusive basis. The exclusive license can be expanded on a country-by-country basis. As part of this transaction, Patricia McPeak resigned as President of the Company and became an officer and shareholder of NutraStar. Ms. McPeak retained her seat on the Company's Board of Directors. She is the spouse of Daniel L. McPeak, Sr., Chairman of the Board and Chief Executive Officer of the Company. In exchange for the exclusive license in the nutraceutical market, the Company will receive license fees and it became a ten-percent shareholder in NutraStar. During 2000, the Company recognized sales to NutraStar of $622,000 and recorded cash receipts from NutraStar of $502,000. By year-end 2000 NutraStar had not finalized its pending funding, consequently the Company established a reserve against a receivable from NutraStar. At December 31, 2000, the Company has a receivable from NutraStar for approximately $330,000 net of allowance for doubtful accounts of $250,000. The Company received payments from NutraStar totaling $286,000 after December 31, 2000 further reducing this receivable balance. The Company also has a deposit of $100,000 included in deferred revenue at December 31, 2000 from NutraStar. See Part II, Item 7, "Financial Statements" and Part III, "Certain Relationships and Related Transactions" for further discussions of NutraStar.

    In December 2000, the Company entered into an international joint venture with PRODESA and the Children's Christians Fund for supplying nutritionally dense ingredients for regional nutritional enhancement and school breakfast/lunch programs at the community level throughout Guatemala. As a result, the Company received an initial order from PRODESA for $2,500,000 that requires the Company to deliver product to Guatemala over twelve months starting January 2001. Also in December 2000, the Company received $1,240,800 as prepayment for the first six months of said purchase order to Guatemala.

    For 2001, the Company expects to expand its sales and marketing efforts, research and development, and professional and legal fees for patent and trademark applications. The Company has various ongoing business development strategies that target international markets and domestic premium pet food and equine feed markets.

    During 2000, initial market development focused on nutritionally dense ingredients in the international market place: first in Latin America and then Asian countries. These market segments currently represent multi billion dollar potential market opportunities. Also during 2000, the Company initiated strategic alliance discussions with major domestic premium pet food and equine feed manufacturers and distributors. Domestic markets for these segments currently represent a potential opportunity of over $250 million annually. The Company anticipates the focus during 2001 will be to aggressively finalize a joint venture with a major premium pet and equine product producer. The Company hopes the results of these successful alliances will have a significant financial effect on the Company's annual revenues and profit lines. There can be no assurance the Company will obtain additional strategic partners.

    The Company has retained the services of The University of Illinois, Animal Science Department to study the physiological effects of RiceX Bran on companion pets. The results of this eight-week clinical trial will be scientifically reviewed and published upon completion. The Company hopes that this study will have a positive effect on its marketing efforts worldwide. The United States market for companion pet foods is estimated to be $12 billion annually and $27 billion worldwide.

    These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet current sales demand, significant additional capital could be required to meet such expansion requirements.

    The timing and amount of any capital requirements cannot be predicted at this time. There can be no assurance that any financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to develop or expand its business, develop new products, or develop new markets at the rate desired and its operating results may be adversely affected. Equity financing could result in additional dilution to existing shareholders.

Item 7. FINANCIAL STATEMENTS

THE RICEX COMPANY
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
 The RiceX Company

    We have audited the accompanying consolidated balance sheets of The RiceX Company and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The RiceX Company and Subsidiary at December 31, 2000 and 1999, and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Moss Adams LLP

Stockton, California
February 23, 2001

THE RICEX COMPANY

CONSOLIDATED BALANCE SHEETS

December 31,

	2000	1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$967,743	$1,030,049
Trade accounts receivable, net of allowance for doubtful accounts, $267,516 and $17,516 in 2000 and 1999, respectively	641,680	514,699
Inventories	312,834	310,189
Deposits and other current assets	45,852	25,825

Total current assets	1,968,109	1,880,762
PROPERTY AND EQUIPMENT, net	2,478,881	3,008,362
OTHER ASSETS	91,986	68,565

	$4,538,976	$4,957,689

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to shareholder	$—	$1,850,000
Accounts payable and accrued liabilities	617,124	540,260
Deferred revenue	1,340,800	—

Total current liabilities	1,957,924	2,390,260
CONVERTIBLE NOTE	—	2,500,000

Total liabilities	1,957,924	4,890,260

COMMITMENTS AND CONTINGENCIES (Note G)	—	—
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized, 38,829,350 and 36,393,784 shares issued and outstanding in 2000 and 1999, respectively	38,829	36,394
Additional paid-in capital	29,351,588	27,252,130
Accumulated deficit	(26,481,645)	(24,013,864)
Deferred expenses relating to equity issuance	(327,720)	(2,128,731)
Note receivable from shareholder	—	(1,078,500)

Total shareholders' equity	2,581,052	67,429

	$4,538,976	$4,957,689

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	2000	1999
Revenues
Sales	$3,820,239	$3,230,729
Royalties	18,275	28,689

	3,838,514	3,259,418
Cost of sales	2,084,740	2,216,737

	1,753,774	1,042,681
Research and development expenses	271,357	712,234
Selling, general and administrative expenses	1,178,246	1,328,707
Stock option and warrant compensation to employees	92,160	103,950
Investor relations	1,165,482	350,473
Professional fees	343,762	337,065
Bad debt expense	250,000	156,783

Loss from operations	(1,547,233)	(1,946,531)
Other income (expense):
Interest and other income	103,333	25,998
Interest and other expense	(1,023,881)	(1,325,813)

Net loss	$(2,467,781)	$(3,246,346)

Basic and diluted earnings per share;
Net loss per share	$(.07)	$(0.13)

Weighted average number of shares outstanding	36,727,443	24,486,683

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2000 and 1999

					Deferred Expenses Related to Equity Issuance
	Common Stock
			Additional Paid-In Capital	Accumulated Deficit		Note Receivable from Shareholder	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 1998	22,027,997	$22,028	$18,030,155	$(20,767,518)	$(2,039,783)	$—	$(4,755,118)
Issuance of common stock and warrants for services	25,000	25	24,975	—	—	—	25,000
Issuance of warrants in conjunction with bridge loan	—	—	58,500	—	—	—	58,500
Amortization of prepaid interest	—	—	—	—	323,593	—	323,593
Amortization of debt issuance	—	—	—	—	696,299	—	696,299
Issuance of additional common stock for put extension	1,581,156	1,581	(1,581)	—	—	—	—
Issuance of common stock pursuant to the exercise of stock options	1,500,000	1,500	1,078,500	—	—	(1,078,500)	1,500
Issuance of common stock in private placement, net of finders fee of $123,743	2,242,152	2,242	1,452,840	—	—	—	1,455,082
Issuance of stock options to employees	—	—	103,950	—	—	—	103,950
Conversion of debt to equity	7,167,479	7,168	4,938,394	—	—	—	4,945,562
Issuance of common stock for prepaid processing fees	250,000	250	234,125	—	(195,313)	—	39,062
Issuance of common stock for investor relations fee	1,600,000	1,600	1,262,400	—	(913,527)	—	350,473
Issuance of warrants for investor relations fee	—	—	69,872	—	—	—	69,872
Net loss for the year	—	—	—	(3,246,346)	—	—	(3,246,346)

Balance, December 31, 1999	36,393,784	36,394	27,252,130	(24,013,864)	(2,128,731)	(1,078,500)	67,429
Issuance of common stock and warrants for services	82,000	82	73,918	—	—	—	74,000
Amortization of prepaid interest	—	—	—	—	323,593	—	323,593
Amortization of debt issuance	—	—	—	—	696,298	—	696,298
Recognition of compensation expense	—	—	83,160	—	—	—	83,160
Recognition of warrants issued for services	—	—	9,000	—	—	—	9,000
Amortization of warrants issued for consulting fees	—	—	—	—	19,139	—	19,139
Issuance of common stock pursuant to the exercise of stock options	1,200,000	1,200	862,800	—	—	(862,800)	1,200
Rescission of exercises of stock options	(2,700,000)	(2,700)	(1,941,300)	—	—	1,941,300	(2,700)
Issuance of common stock private placement, net of finders fee of $9,600	182,137	182	116,218	—	—	—	116,400
Conversion of debt to equity	3,571,429	3,571	2,415,214	—	—	—	2,418,785
Amortization of prepaid processing fees	—	—	—	—	78,125	—	78,125
Amortization of investor relations fee	—	—	182,127	—	913,527	—	1,095,654
Issuance of warrants for consulting fees	—	—	229,671	—	(229,671)	—	—
Issuance of common stock for purchase of equipment	100,000	100	68,650	—	—	—	68,750
Net loss for the year	—	—	—	(2,467,781)	—	—	(2,467,781)

Balance, December 31, 2000	38,829,350	$38,829	$29,351,588	$(26,481,645)	$(327,720)	$—	$2,581,052

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2000	1999
Cash flow from operating activities:
Net loss	$(2,467,781)	$(3,246,346)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	701,472	704,021
Amortization of investor relation expense	1,095,654	—
Bad debt expense	250,000	156,783
Shares, warrants and options issued for compensation and services	166,160	646,861
Amortization of shares and warrants issued for services	97,259	—
Accretion of debt discount	—	100,725
Amortization of prepaid interest and debt issuance costs	1,019,892	1,085,300
Net changes in operating assets and liabilities
Trade accounts receivable	(376,981)	(279,739)
Inventories	(2,645)	(97,928)
Deposits and other current assets	(20,027)	140,177
Accounts payable, accrued liabilities and deferred revenue	1,417,670	(864,595)

Net cash from operating activities	1,880,673	(1,654,741)

Cash flows from investing activities
Purchases of property and equipment, and other assets	(126,664)	(19,500)

Net cash from investing activities	(126,664)	(19,500)

Cash flows from financing activities
Proceeds from issuance of common stock	114,900	1,456,582
Proceeds from issuance of long-term debt	—	3,200,000
Principal payments on long-term debt	—	(3,056,153)
Payment of long-term debt to shareholders	(1,850,000)	—
Payments association with conversion of long-term debt	(81,215)	(54,441)

Net cash from financing activities	(1,816,315)	1,545,988

Net decrease in cash and cash equivalents	(62,306)	(128,253)
Cash and cash equivalents, beginning of year	1,030,049	1,158,302

Cash and cash equivalents, end of year	$967,743	$1,030,049

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY

NOTES TO CONSOLIDATED STATEMENTS

December 31, 2000 and 1999

NOTE A—DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

    The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulations by one or more federal agencies. Congress enacted the Dietary Supplement Health Education Act of 1994 ("DSHEA"), which limits the FDA's jurisdiction in regulating dietary supplements. The FDA has recently proposed regulations with the purpose of implementing DSHEA and proposals have been made to modify or change the provisions of DSHEA. The effect that those regulations or proposed changes will have on the operations of the Company cannot currently be determined.

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

    In 2000, two major customers each accounted for 50% and 17% of sales and 33% and 64% of accounts receivable, respectively. In 1999, one customer accounted for 55% of sales and 65% of accounts receivable.

    3.  Cash and cash equivalents

    Cash equivalents consist of highly liquid investments with an original or remaining maturity at the time of purchase of three months or less.

    4.  Inventories

    Inventories are stated at the lower of cost or market determined on a first-in, first-out basis. The costs associated with the milling process are allocated to inventory.

    5.  Property and equipment

    Property and equipment are stated at cost. Depreciation or amortization is computed on the straight-line method over the shorter of the estimated life of the asset or the lease term, generally ranging from three to ten years. Upon sales or retirement, the related cost and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is included in results of operations. The cost of additions, improvements, and interest on construction are capitalized, while maintenance and repairs are charged to operations when incurred.

    The estimated lives used in determining depreciation and amortization are:

Buildings	10 years
Equipment	5-7 years
Leasehold improvements	7 years
Furniture and fixtures	5-7 years

    6.  Debt issuance costs

    Costs incurred in connection with debt financing agreement are deferred and amortized over the terms of the related obligations using a method, which approximates the interest method.

    7.  Revenue recognition

    Revenues from product sales are recognized as products are shipped. Deposits are deferred until either the products has shipped or conditions relating to the sale have been substantially performed.

    8.  Research and development

    Research and development costs are expensed when incurred.

    9.  Stock options

    The Company accounts for employee stock options in accordance with APB 25, under which compensation expense is recognized in the financial statements when the exercise price of option grants are issued at less than fair market value on the grant date. Rescission of any exercise is considered a modification of the award and results in a new measurement date. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which require the Company to disclose pro forma net income (loss) assuming compensation expense related to options granted was determined using the fair value method. As required by SFAS 123, the Company has valued stock option and warrants granted to employees and made the required pro forma calculations under the fair value method using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999: risk-free interest rate range of 5.13% to 5.21% in 2000 and 4.62% to 5.92% in 1999; expected option lives of one to five years; expected volatility of 102% to 106% in 2000 and 111% in 1999; and no expected dividend in either year.

    10.  Net loss per share

    Basic net loss per share is computed on the weighted average number of shares of common stock outstanding during each period. There were potentially dilutive instruments including stock options, warrants and convertible debt; however, they are anti-dilutive as the Company has reported a loss from operations for each of the two years in the period ended December 31, 2000.

    11.  Income taxes

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

    13.  Reclassifications

    Certain reclassifications have been made to the 1999 financial information to conform to the 2000 presentation.

    14.  Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101, as amended, summarizes certain aspects of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. At this time, management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position. The Company adopted SAB 101 in the fourth quarter of 2000 with no material impact.

    In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" (EITF D-83). EITF D-83 requires that payroll taxes paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be recorded as operating expenses. The Company was required to adopt EITF D-83 in the fourth quarter of 1999. There was no material effect on the Company's operations or financial position as a result of adoption.

NOTE B—THE COMPANY'S OPERATING PLAN

    The Company incurred a net loss of $2,467,781 and generated cash of $1,880,672 from operations for the year ended December 31, 2000. The Company has developed a specific operating plan to meet its ongoing liquidity needs for the year ending December 31, 2001.

    During 2000, the Company renegotiated contracts with its suppliers resulting in increased gross margins. Additionally, in December 2000, a significant alliance was finalized and a purchase order was received for $2,400,000 in sales with $1,200,000 paid in advance. This order began in January 2001. Significant non-cash expenses totaling approximately $2,000,000 were fully recognized in 2000. During 2000, the Company satisfied its debt obligations by converting $2,500,000 of debt into equity and paying off a note in the amount of $1,850,000. Management believes that the combination of these factors will make the Company self-sustaining.

    Management believes that this plan, which is currently being implemented, is sufficient to meet the Company's liquidity needs for the year ending December 31, 2001.

NOTE C—PROPERTY AND EQUIPMENT

    Property and equipment at December 31, consists of the following:

	2000	1999
Land and buildings	$367,961	$367,961
Equipment	4,307,480	4,146,205
Leasehold improvements	381,642	381,642
Furniture and fixtures	225,417	225,417
Construction in progress	10,717	—

	5,293,217	5,121,225
Less accumulated depreciation and amortization	(3,016,236)	(2,314,763)
	2,276,981	2,806,462
Equipment not placed in service	201,900	201,900

	$2,478,881	$3,008,362

NOTE D—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities at December 31, consist of the following:

	2000	1999
Trade accounts payable	$388,028	$258,547
Other accrued liabilities	229,096	281,713

	$617,124	$540,260

NOTE E—DEBT OBLIGATIONS

    Debt at December 31, consists of the following:

	2000	1999
Note payable to shareholder, stated interest rate of 18%, interest prepaid in common stock, due December 2000, collateralized by fixed assets, intellectual properties and inventories. The note was paid in full in December 2000.	$—	$1,850,000

Current portion	$—	$1,850,000

NOTE F—CONVERTIBLE NOTE

    In November 1999, the Company entered into a letter of intent with a venture capitalist firm to provide up to $6,000,000 in financing to pay off the Company's debt and expand its manufacturing capacity and marketing efforts. The agreement provided an initial investment of $2,500,000 as a convertible note. The note was secured by property and equipment and intellectual property of the Company and was non-interest bearing. In September 2000, this note was converted into 3,571,429 shares of common stock at $.70 per share.

NOTE G—COMMITMENTS

    The Company leases office, laboratory and warehouse space and vehicles under operating leases which expire in 2006 and 2002, respectively. Beginning in October 2001, the Company has the unilateral right to terminate the facilities' operating leases with six months written notice. Rent expense under operating leases was $48,188 and $128,570 for the years ended December 31, 2000 and 1999, respectively.

    The following is a schedule of future minimum lease payments required under the above leases:

Fiscal year ending each December
2001	$166,874
2002	164,692
2003	134,148
2004	134,986
2005	137,502
Thereafter	103,126

Total	$841,328

Amounts reimbursed from affiliate (included above)
2001	$62,730
2002	63,122
2003	64,298
2004	65,502
2005	65,900
Thereafter	49,429

Total	$370,981

NOTE H—SHAREHOLDERS' EQUITY

    1.  Common and preferred stock

    In 1998, in conjunction with RiceX's re-incorporation in Delaware, the Company increased its authorized number of common shares from 50,000,000 shares to 100,000,000 shares and authorized 10,000,000 shares of preferred stock which may be issued from time to time, in one or more series, and authorized its Board of Directors to establish the rights, preferences and privileges of each such series, when issued. At December 31, 2000, an aggregate of 26,671,396 shares of the Company's common stock was reserved for future issuance upon the conversion of debt and the exercise of stock options and warrants.

    2.  Stock issued for services

    In May 2000, the Company issued 100,000 shares of stock to acquire equipment from one of its suppliers. The equipment was recorded based on the fair value of stock on the date of issuance. The value of the common stock was $68,750 and is capitalized as equipment for the year ended December 31, 2000.

    In June 2000, the Company issued 32,000 shares of stock to consultants for services received. The value of the common stock was $24,000 and is included in professional services for the year ended December 31, 2000.

    In May 2000, the Company and three executive officers exercised 1,200,000 stock options at $.72 per share and issued promissory notes of $862,800 as payment for the exercise price.

    In June 2000, the Company and three executive officers rescinded the exercise of 2,700,000 stock options priced at $.72 per share and promissory notes in the total of $1,941,000 given as payment for the exercise price. On account of the rescission, the executive officers returned to the Company the shares of common stock purchased pursuant to the exercise of the options. The rescission of the exercise of the options restores the Company and the executive officers to the positions they occupied prior to the exercise. This has been considered a modification of the award which resulted in a new measurement date. These options are outstanding at year end.

    In October 2000, the Company issued 50,000 shares of stock to consultants for services rendered. The values of the services were $50,000 and reduced accrued liabilities for the year ended December 31, 2000.

    In September 2000, the Company issued warrants to purchase 2,600,000 shares of common stock at $.70 per share to a venture capitalist firm as a finders fee and to develop and implement a strategic business plan. The Company valued the warrants in accordance with SFAS No. 123 using the Black-Scholes option pricing model. The amount relating to the strategic plan has been recorded as a contra account to shareholders' equity and is being amortized to professional expenses over a three year period. During 2000, the Company amortized $19,139.

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

    In July 1999, the Company issued 250,000 shares of common stock to a vendor in lieu of cash to guarantee direct supplies for three years, "prepaid processing fee." The value of the common stock was $234,000 and is recorded as a contra account to shareholders' equity and is being amortized to cost of goods sold over the three year period. During 2000 and 1999, the Company amortized $78,125 and $39,062, respectively.

    In November 1999, the Company entered into a contract with a company to provide investor relations for a period of one year. The Company issued 1,600,000 shares of common stock with a fair value of $1,264,000. This amount was recorded as a contra account to shareholders' equity. During 1999, the Company amortized $350,473 as professional fees. Additionally, the Company issued warrants to purchase 1,000,000 shares of common stock. The fair market value of these warrants, determined in accordance with SFAS No. 123 using the Black-Scholes option pricing model, was $126,000 of which approximately $70,000 has been recorded as professional fees for the year ended December 31, 1999. In February 2000, the agreement was terminated. As a result, the Company has recognized the remaining investor relation expense of approximately $1,095,000.

    3.  Conversion of debt to equity

    In September 2000, the Company converted a $2,500,000 note into 3,571,429 shares of common stock and issued warrants to purchase 3,571,429 shares of common stock. In connection with this conversion, the Company also granted additional warrants to purchase up to 4,464,285 shares of stock at $.70 per share. These additional warrants are restricted from sale or transfer until such time the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

    In December 1999, the Company converted a $5,000,000 note into 7,167,479 shares of common stock and the remaining balance of $54,441 was paid in cash.

    4.  Deferred expenses related to equity issuance

    In December 1998, the Company issued 940,679 shares of common stock as prepaid interest and warrants to purchase 3,734,540 shares of common stock in connection with a loan agreement. The Company recorded $647,186 of prepaid interest reflecting the fair market value of the shares on December 31, 1998 and $1,392,597 of debt issuance costs, reflecting the fair value of the warrants on December 31, 1998. The Company valued the warrants in accordance with SFAS No. 123 using the Black-Scholes option pricing model. During 2000 and 1999, the Company amortized $323,593 and $696,299 of prepaid interest and debt issuance costs during each year, respectively.

    5.  Business combination

    In July 1999, the Company issued an additional 1,581,156 shares of common stock to the Seller to finalize the Put Option relating to an asset purchase agreement to acquire a manufacturing facility located in Montana. The number of additional shares issued was calculated based on the average price per share of the Company's common stock for the 30 days preceding July 1, 1999.

    6.  Private placement

    During 2000 and 1999, the Company issued 182,137 and 2,242,152 shares of common stock and warrants to purchase shares of common stock in conjunction with a $6 million dollar private placement for $116,400 and $1,455,082, respectively. These warrants, which expire three years from issue date, have an exercise price for the first year of $1.00 per share, for the second year of $1.25 per share and for the third year of $1.50 per share. At December 31, 2000, all warrants issued in conjunction with this private placement were outstanding.

    7.  Warrants and non-qualified stock options

    At December 31, 2000, the warrants and non-qualified stock options outstanding were as follows:

Shares issuable under warrants and non-qualified options	Number of Shares	Exercise Price Per Share	Exercise Period
Balance, January 1, 1999	8,322,540	$0.69-$4.00	2-10 years
Issued during the year	3,380,111	$0.75-$1.50	1-5 years
Canceled during the year	(1,180,000)	$1.66-$1.81	1-10 years

Balance, December 31, 1999	10,522,651	$0.69-$4.00	1-5 years
Issued during the year	14,206,718	$0.70-$0.79	3-5 years
Canceled during the year	(2,980,000)	$0.69-$4.00	2-10 years

Balance, December 31, 2000	21,749,369	$0.70-$2.00	1-5 years

    The balance outstanding at December 31, 2000 includes 7,714,287 of incentive warrants that can be exercised when certain sales targets are achieved.

    8.  Employee stock options

    The Company has 5,000,000 shares of common stock reserved for grant to its officers, director and key employees under its stock option plan. At December 31, 2000, options to purchase 4,922,000 shares of common stock had been granted under the Plan and 78,000 shares were available for future grants. Stock option information is as follows:

	Number of Shares	Weighted- Average Exercise Price
Shares under option at January 1, 1999	140,000	$1.81
Granted	2,829,000.72
Exercised	(1,500,000)	.72

Shares under option at December 31, 1999	1,469,000.82
Granted	2,082,000.79
Exercised	(1,200,000)	.72
Rescinded exercised	2,700,000.72
Canceled	(129,000)	.70

Shares under option at December 31, 2000	4,922,000	$.78

Options exercisable at December 31, 2000	3,894,000	$.78

    Compensation expense, equal to the excess of the fair market value on the date of grant and the exercise price, is recorded over the vesting period of each option. Compensation expense related to employee stock options was $83,160 and $103,950 for the years ended December 31, 2000 and 1999, respectively.

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

    The Company's pro-forma net loss and net loss per share would be as follows:

	2000	1999
Net loss, as reported	$(2,467,781)	$(3,246,346)
Net loss, pro-forma	$(2,896,843)	$(4,504,756)
Basic net loss per share—as reported	$(.07)	$(0.13)
Basic net loss per share—pro-forma	$(.08)	$(0.18)
Weighted average fair value of options granted to employees during the year	$.46	$0.48

NOTE I—EMPLOYEE BENEFIT PLAN

    Effective January 1, 2000, the 401(k) plan of The RiceX Company's subsidiary, Food Extrusion Montana, changed names from the Food Extrusion, Montana 401(k) Profit Sharing Plan and Trust to The RiceX Company 401(k) Plan & Trust. This name change also included all RiceX employees. To participate in the plan, an employee must have completed one year of service and attained the age of 21. Additionally, the Company may, at its discretion, make additional employer contributions. In order to be eligible to receive an allocation of the discretionary contributions, the employee must work 1000 hours in and be employed on the last day of the plan year. Employees are immediately vested in company contributions. The Company contributes 3% of each employee's salary annually to the plan regardless of employee participation. Plan contributions amounted to $28,000 and $7,000 in 2000 and 1999, respectively.

NOTE J—RELATED PARTIES

    During 2000, the Company finalized and entered into a joint venture agreement with NutraStar, Incorporated (NutraStar) for developing and marketing the nutraceuticals and value-added functional food markets for human nutrition. NutraStar was then granted an exclusive license to sell RiceX products in the nutraceutical market. The license covers the United States on an exclusive basis and worldwide on a non-exclusive basis. The exclusive license can be expanded on a country-by-country basis. As part of this transaction, Patricia McPeak resigned as President of the Company and became an officer and shareholder of NutraStar. Mrs. McPeak retained her seat on the Company's Board of Directors. She is the spouse of Daniel McPeak, Sr., Chairman of the Board and Chief Executive Officer of the Company. In exchange for the exclusive license in the nutraceutical market, the Company will receive license fees and it became a ten-percent shareholder in NutraStar.

    The Company recognized sales to NutraStar of $622,000 and recorded cash receipts from NutraStar of $502,000 during 2000. Additionally, at December 31, 2000, the Company has an outstanding receivable from NutraStar of $330,000 net of allowance for doubtful accounts of $250,000. The Company also has a deposit of $100,000 included in deferred revenue from NutraStar. NutraStar is also subleasing a portion of the Company's office space.

    In September 2000, the Company finalized an agreement with a venture capital firm to convert a $2,500,000 note to equity (see Note H3). In connection with this transaction, the Company issued common stock and warrants to two principle parties, one of which was GBV Intermark Fund, LLC . The manager of this fund has been appointed to the Company's Board of Directors since

October 2000. Also in connection with this transaction, the venture capital firm will provide a strategic management team that will be responsible for developing and implementing a strategic business plan during the three year period following the effective date of the agreement.

NOTE K—INCOME TAXES

    The provision for income taxes which is included in other expenses on the statement of operations consists of $1,600 for the years ended December 31, 2000 and 1999 which represents the state minimum tax.

    At December 31, 2000 and 1999, deferred tax assets (liabilities) are comprised of the following:

	2000	1999
Net operating loss carryforward	$5,115,000	$4,575,000
Options and warrants	340,000	51,000
Accrued reserves	36,000	39,000
Research costs	747,000	901,000
Accumulated depreciation	(129,000)	(97,000)
Other	14,000	16,000

	6,123,000	5,485,000
Less valuation allowance	(6,123,000)	(5,485,000)

	$—	$—

    Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial statement purposes. At December 31, 2000, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2000, net operating loss carryforwards were approximately $12,200,000 for federal tax purposes that expire at various dates from 2009 through 2020 and $10,500,000 for state tax purposes that expire in 2003 through 2010.

    Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the "change in ownership" provisions of the internal revenue code and similar state regulations. The annual limitation may result in expiration of net operating loss carryforwards before utilization.

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's financial instruments approximated carrying value at December 31, 2000 and 1999. The Company's financial instruments include cash and accounts receivable for which the carrying amount approximates fair value due to the short maturity of the instruments. The carrying amount of debt approximates fair value as the majority of the debt was recently borrowed at rates, or imputed at rates, currently available to the Company for similar debt.

NOTE M—SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES

	Year Ended December 31,
	2000	1999
Supplemental cash flow information:
Cash paid for income taxes	$1,600	$1,600
Cash paid for interest expense	$3,200	$3,600
Non cash investing and financing activities:
Issuance (rescission) of common stock for note receivable	$(1,941,300)	$1,078,500
Conversion of debt into equity	$2,418,785	$4,945,561
Amortization/issuance of common stock for prepaid interest on debt financing	$323,593	$323,593
Amortization/issuance of warrants for debt issuance costs	$696,299	$696,299
Issuance of common stock and warrants for services	$494,898	$1,593,247
Issuance of warrants in conjunction with bridge loan	$—	$58,500
Issuance of stock options to employees	$83,160	$103,950
Issuance of stock to acquire equipment	$68,650	$—

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position
Daniel L. McPeak, Sr.	66	Class III Director, CEO, and Chairman of the Board
Patricia McPeak (1)	60	Class III Director
Kirit S. Kamdar (1)	59	Class I Director
Steven W. Saunders (2)	45	Class I Director
Joseph R. Bellantoni (3)	39	Class II Director
Milton A. Koffman (3)	77	Class II Director
Kenneth L. Miller (2)	56	Class II Director
Todd C. Crow	52	Vice President Finance & Chief Financial Officer
Ike E. Lynch	56	Vice President of Operations
Daniel L. McPeak, Jr.	41	Vice President and General Manager

(1)
Member of the Compensation Committee

(2)
Member of the Audit Committee

(3)
Messrs. Bellantoni and Koffman voluntarily resigned as members of the Board of Directors of the Company prior to the expiration of their terms in office. In December 1998, the Company entered into a loan agreement and related promissory note with a previously unrelated party (the "Lender") to borrow $1,850,000. A provision in the loan agreement granted the Lender the right to designate two (2) members of the Company's Board of Directors while the promissory note was outstanding and the Lender designated Messrs. Bellantoni and Koffman as members of the Board of Directors. On December 31, 2000 the Company retired the note, and the Lender's directors, Messrs. Bellantoni and Koffman, tendered their resignations to the Company effective December 31, 2000.

DIRECTORS AND EXECUTIVE OFFICERS

    DANIEL L. MCPEAK. Mr. McPeak co-founded the Company in February 1989 and has served as Chairman of the Board of the Company since its formation. In November 1998, Mr. McPeak was re-appointed Chief Executive Officer ("CEO") of the Company. Mr. McPeak previously served as CEO of the Company from May 1989 to April 1997. Mr. McPeak is the spouse of Ms. McPeak and the father of Daniel L. McPeak, Jr. Mr. McPeak will serve as a Class III Director until the election of Directors in 2001.

    PATRICIA MCPEAK. Ms. McPeak co-founded the Company in February 1989 and served as President from its formation until March 31, 2000. From February 1989 to January 1996, Ms. McPeak also served as Secretary of the Company. On February 5, 1999, the Board of Directors approved Ms. McPeak's formation of a retail nutraceutical company and her resignation as President at a future date. On March 31, 2000, Ms. McPeak resigned as President and retained her seat on the Company's Board of Directors. Since April 1, 2000, Ms. McPeak has been President and CEO of NutraStar, Incorporated, which has the license to sell RiceX products in the nutraceutical market. Ms. McPeak is the spouse of Mr. McPeak. Ms. McPeak will serve as a Class III Director of the Company until the election of Directors in 2001.

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

    JOSEPH R. BELLANTONI. Mr. Bellantoni served as a Class II Director of the Company from May 1999 to December 31, 2000. Mr. Bellantoni tendered his resignation to be effective upon the Company's payment of the $1,850,000 promissory note to FoodCeuticals, LLC. On December 31, 2000 the Company retired the FoodCeuticals note and Mr. Bellantoni resigned as a Director of the Company. From April 1995 to the present, Mr. Bellantoni has served as a Director of Dominion Resources, Inc., a real estate and resort development company. From April 1995 to December 1998 he served as Treasurer of Dominion and from January 1999 to the present has served as its Treasurer and President. From February 1989 to January 1993 Mr. Bellantoni served as a manager of Great American Recreation, Inc., an operator of ski resorts. From January 1993 to June 1994, he served as the Vice President of Administration of Great American, from June 1994 to October 1996 he served as its Chief Financial Officer and from October 1995 to the present, Mr. Bellantoni has served as a Director. From November 1994 to the present, Mr. Bellantoni has served as the Chief Financial Officer of Great Gorge Golf Reserve, an owner, operator and developer of golf courses.

    MILTON A. KOFFMAN. Mr. Koffman served as a Class II Director of the Company from October 1999 to December 31, 2000. Mr. Koffman tendered his resignation to be effective upon the Company's payment of the $1,850,000 promissory note to FoodCeuticals, LLC. On December 31, 2000 the Company retired the FoodCeuticals note and Mr. Koffman resigned as a Director of the Company. Mr. Koffman has been Chairman of the Board of New Value Inc. since 1990. Previously, from 1970 to 1990, he served as Executive Vice President of Great American Industries, a manufacturer of rubber products. Prior to this, he served as Vice President of Public Loan Company, Inc., a small loan business company from 1963 to present. Mr. Koffman was also Managing Partner for a group of Real Estate Partnerships. Mr. Koffman has served as Vice Chairman of IEC, a manufacturer of electronic parts from 1985 to 1991. In addition, he was Chairman of Jayark Corporation from 1972 to 1992. Mr. Koffman has been on the Board of Director's for Sattlers Department Store, Walter Reade Theatres, Scoreboard, Inc. and Chenango Industries.

    KENNETH L. MILLER. Mr. Miller has served as a Class II Director of the Company since October 2000 and will serve until the next election of Directors in 2003. Mr. Miller co-founded Granite Bay Ventures, LLC, a venture capital firm, and has served as Senior Partner from January 1999 to present. From March 1995 to present, Mr. Miller has served as a self-employed consultant focusing on marketing and strategic planning. From November 1999 to the present, Mr. Miller has served as a Director of Polymer Bioscience, Inc., a medical device company. From November 1998 to the present, Mr. Miller has served as a Director of Digital Doc, Inc., a dental technology company. From 1991 to 1996, Mr Miller served as Senior Vice President of Field Operations for LeFebure Corporation, a bank equipment manufacturing company. From 1979 to 1991, Mr. Miller held various positions including Director of Marketing and Vice President, General Manager of the Mosler Division of American Standard, Inc., an electronics systems firm. From 1971 to 1979, Mr. Miller held various senior financial and management positions in the moving and storage industry.

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

BOARD OF DIRECTORS

    The Board of Directors is classified into three classes, designated Class I, Class II and Class III. The term of office of the initial Class I Directors shall expire at the first regularly scheduled meeting of the stockholders following the effective date of the Certificate of Incorporation (August 4, 1998); the term of office of the initial Class II Directors shall expire at the second annual meeting of the stockholders following the effective date and the term of the initial Class III Directors shall expire at the third annual meeting of the stockholders following the effective date. The classification of the Board of Directors has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the members of the Board of Directors.

BOARD COMMITTEES

    The Board of Directors has established an Audit Committee and a Compensation Committee.

    The Audit Committee, consisting of Steven Saunders and Kenneth Miller, reviews the adequacy of internal controls and results and scope of the audit and other services provided by the Company's independent auditors. The Audit Committee meets periodically with management and the independent auditors.

    The Compensation Committee, consisting of Patricia McPeak and Kirit Kamdar, establishes salaries, incentives and other forms of compensation for officers and other employees of the Company, and administers the incentive compensation and benefit plans of the Company.

SECTION 16(a) COMPLIANCE

    Based upon a review of the Company's records, the Company is aware that the following officers or directors of the Company failed to timely file one or more reports disclosing beneficial ownership of securities of the Company as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2000: Daniel McPeak, Sr. failed to file Form 4 reporting the issuance of options to him to acquire 2,000,000 shares of common stock pursuant to the Company's 1997 Employee Stock Option Plan.

Item 10. EXECUTIVE COMPENSATION

    The following table sets forth the total compensation for the Chief Executive Officer and each of the Company's current executive officers and two former officers whose total salary and bonuses for fiscal 1999 and 2000 exceeded $100,000 or would have exceeded $100,000 on an annualized basis (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

								Long Term Compensation
	Annual Compensation							Awards Securities Underlying Options/SARs (#)
Name & Principal Position	Year	Salary			Other Annual Compensation				All Other Compensation
Daniel L. McPeak, Sr. (1) Chairman of the Board, Chief Executive Officer	2000 1999 1998	$ $ $	233,077 149,126 148,861		$	— 16,251 —	(2) (5) (2)	2,000,000
Patricia McPeak President (Resigned March 2000)	2000 1999 1998	$ $ $	53,500 129,339 129,342	(12)	$	— — 18,282	(2) (2) (6)
Ike E. Lynch VP Operations and Chief Operating Officer of Food Extrusion Montana	2000 1999 1998	$ $ $	131,538 124,592 137,500		$	— — 25,200	(2) (2) (8)	900,000 140,000
Todd C. Crow (3) Chief Financial Officer	2000 1999 1998	$ $ $	131,538 98,884 79,638			— — —	(2) (2) (2)	900,000
Daniel L. McPeak, Jr. (4) Executive VP, General Manager	2000 1999 1998	$ $ $	131,538 98,940 71,892		$ $	— 9,900 7,200	(2) (11) (11)	900,000
Allen J. Simon (Terminated) (1)	2000 1999 1998	$ $	— 20,833 221,534	(10)		$38,471	(7)		$236,522	(9)

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

(5)
In 1999, represents automobile expenses and other perquisites.

(6)
Represents automobile allowance of $12,000 in 1998 and other perquisites paid on behalf of the executives.

(7)
Represents automobile allowance of $12,600, temporary housing allowance of $24,381 and other perquisites in 1998.

(8)
Represents allowances for temporary living of $18,000 and automobile of $7,200 in 1998.

(9)
Represents severance payments and accrued vacation pay.

(10)
Represents one-month payroll for period prior to severance (November, 14, 1998 to December 14, 1998) paid in 1999.

(11)
Represents automobile allowances and expenses.

(12)
Represents payments made for the months of January, February and March 2000, Ms. McPeak resigned as President of the Company in March 2000.

OPTION ACTIVITY IN 2000 TO EXECUTIVES

    The following table sets forth for each of the Named Executive Officers certain information concerning stock options activity granted during 2000.

Name	Number of Securities Underlying Options/SARs Granted (#)		Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Market Price ($/Sh)	Expiration Date
Daniel McPeak, Sr.	2,000,000	(1)	41.8%	$0.79	$0.72	4/1/10
Ike E. Lynch	900,000	(2)	18.8%	$0.72	$0.50	11/1/09
Daniel L. McPeak, Jr.	900,000	(2)	18.8%	$0.72	$0.50	11/1/09
Todd C. Crow	900,000	(2)	18.8%	$0.72	$0.50	11/1/09

(1)
Options were granted on April 1, 2000, 1,000,000 shares were fully vested and immediately exercisable at $0.79 per share. The remaining 1,000,000 shares will be fully vested and exercisable at $0.79 on or after April 1, 2001. Market price of underlying securities on the date of grant, $0.72 per share. See "Certain Relationships and Related Transactions".

(2)
Options were granted on November 1, 1999, 500,000 shares were fully vested and immediately exercisable at $0.72 per share. The remaining 400,000 shares were fully vested and exercisable at $0.72 on or after May 1, 2000. Market price of underlying securities on the date of grant, $0.79 per share. In 1999 and during 2000, all underlying options were exercised. During June 2000, the Company and three executive officers rescinded the exercise of 2,700,000 stock options priced at $.72 per share and promissory notes in the total amount of $1,941,000 given as payment for the exercise price. This has been considered a modification of the award resulting in a new measurement date. On account of the rescission, the executive officers returned to the Company the shares of common stock purchased pursuant to the exercise of the options. The rescission of the exercise of the options restores the Company and the executive officers to the positions they occupied prior to the exercise. The 2,700,000 stock options may be exercised in the future at the $.72 per share exercise price until expired. See Part II "Recent Sales of Unregistered Securities" and Item 12 "Certain Relationships and Related Transactions".

STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

    The table below reflects the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2000 for the Named Executive Officers. Values for "in-the-money" options represent the position spread between the exercise price of existing options and the market value for the Company's common stock on December 31, 2000.

	Shares Acquired on Exercised (#)			Number of Unexercised Options		Value of Unexercised In-the-Money Options
		Value Realized
				Exercisable	Unexercisable	Exercisable		Unexercisable
Ike E. Lynch	400,000		(1)	1,040,000	—		(2)	—
Daniel L. McPeak, Jr.	400,000		(1)	960,000	—		(2)	—
Todd C. Crow	400,000		(1)	1,010,000	—		(2)	—

(1)
The fair market value of the shares of common stock options exercised as of December 31, 2000 ($.50 per share) was less than the exercise price of such options.

(2)
The fair market value of the common stock subject to options as of December 31, 2000 ($.50 per share) was less than the exercise price of such options.

DIRECTOR COMPENSATION

    On July 9, 1997, the Board of Directors adopted a non-employee director compensation plan pursuant to which non-employee directors are compensated as follows: (i) $15,000 annual retainer payable in quarterly installments for participation at up to six meetings of the Board of Directors; (ii) an immediately exercisable, nonqualified stock option to purchase 50,000 shares of common stock to be granted upon appointment to the Board of Directors, and (iii) an immediately exercisable, nonqualified stock option to purchase 15,000 shares of common stock to be granted on the day of each annual shareholders' meeting during the non-employee director's service on the Board of Directors. Such options are to be granted as free-standing options and not under the 1997 Stock Option Plan. The exercise price shall be the fair market value of a share of common stock on the date of grant. On April 27, 1999 the Board voted to temporarily suspend the grant of options with payment of retainer to the Board of Directors. Directors are also reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors and committees thereof. Effective February 22, 2001, the options program was reinstated and amended. The amendments will include issuing options to purchase 50,000 shares of the Company's common stock to each Board member on the anniversary of their appointment as Board member. The options will be fully vested at the end of one year, or to the anniversary date. Should a member leave prior to 100 percent vesting, the options shares will be prorated to the vested period. The Director annual retainer fee remains suspended.

EMPLOYMENT AGREEMENTS

    MCPEAK EMPLOYMENT AGREEMENT.  The Company entered into an Employment Agreement with Daniel L. McPeak, Sr. in April 2000 (the "McPeak Employment Agreement"), pursuant to which Mr. McPeak agreed to serve as Chairman of the Board of Directors and as Chief Executive Officer of the Company. The McPeak Employment Agreement provides that Mr. McPeak will receive an annual base salary of $250,000. The McPeak Employment Agreement terminates on March 31, 2003, unless his employment is terminated earlier. Thereafter, for a five-year period commencing April 1, 2003 and ending on March 31, 2008, the employment agreement will convert to a consulting agreement with the Company. During the consulting period, the Company shall pay a base of $125,000 per year. If during the term of the consulting period, the Company's annual sales revenues reach or exceed $12,000,000, the consulting fee shall be increased to $175,000 per year. The term will be automatically extended for additional one-year periods unless either party delivers notice of election not to extend the employment at least 60 days prior to the end of the then current term. Mr. McPeak's employment may be terminated prior to the expiration of this agreement under the following circumstances: (i) death; (ii) termination by the Company for Cause (as defined in the McPeak Employment Agreement); (iii) termination by the Company without Cause (as defined in the McPeak Employment Agreement). If Mr. McPeak is terminated without Cause, he is entitled to the base salary in effect at such time for the remainder of the term of the McPeak Employment Agreement. Within six months of first receiving notice of a Change in Control (as defined in the McPeak Employment Agreement) Mr. McPeak may elect to retire from service and render, on a non-exclusive basis, only such consulting and advisory services to the Company as he may reasonably accept and he is entitled to continue receiving his benefits and salary until the latter of (i) six months after the date of such election, (ii) subsequent full- time employment with another enterprise, or (iii) the expiration of the term of the McPeak Employment Agreement.

    LYNCH EMPLOYMENT AGREEMENT.  In May 1999, the Company entered into an Employment Agreement with Mr. Ike E. Lynch (the "Lynch Employment Agreement"), pursuant to which Mr. Lynch agreed to serve as Vice President of Operations for the Company and Chief Operating Officer for the Company's subsidiary, Food Extrusion Montana. The Lynch Employment Agreement provides that Mr. Lynch will receive an annual base salary of $125,000, which was increased to $135,000 on May 1, 2000, and will be reviewed annually. The Lynch Employment Agreement terminates on May 1, 2004, unless his employment is terminated earlier. Thereafter, the term will be automatically extended for an additional five-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. Lynch's employment may be terminated prior to the expiration of the agreement under the following circumstances: (i) the mutual written agreement of the Company and Mr. Lynch; (ii) Mr. Lynch's disability, which shall, for the purposes of the Lynch Employment Agreement, mean Mr. Lynch's inability due to physical or mental impairment, to perform Mr. Lynch's duties and obligations under the Lynch Employment Agreement, despite reasonable accommodation by the Company, for a period exceeding three months; (iii) Mr. Lynch's death; (iv) notice of termination by the Company for cause (as defined in the Lynch Employment Agreement); or (v) written notice of termination by the Company without cause upon fourteen (14) days notice, subject to the compensation for early termination. If Mr. Lynch is terminated without cause, the Company shall pay to Mr. Lynch as liquidated damages and in lieu of any and all other claims which Mr. Lynch may have against the Company the amount equal to Mr. Lynch's monthly base salary multiplied by the number of months remaining in the term of this Agreement, or a payment amount equal to two years of Mr. Lynch's base salary, whichever is greater.

    CROW EMPLOYMENT AGREEMENT.  In May 1999, the Company entered into an Employment Agreement with Mr. Todd C. Crow (the "Crow Employment Agreement"), pursuant to which Mr. Crow agreed to serve as Chief Financial Officer of the Company. The Crow Employment Agreement provides that Mr. Crow will receive an annual base salary of $125,000, which was increased to $135,000 on May 1, 2000, and will be reviewed annually. The Crow Employment Agreement terminates on May 1, 2004, unless his employment is terminated earlier. Thereafter, the term will be automatically extended for an additional five-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. Crow's employment may be terminated prior to the expiration of the agreement under the following circumstances: (i) the mutual written agreement of the Company and Mr. Crow; (ii) Mr. Crow's disability, which shall, for the purposes of the Crow Employment Agreement, mean Mr. Crow's inability due to physical or mental impairment, to perform Mr. Crow's duties and obligations under the Crow Employment Agreement, despite reasonable accommodation by the Company, for a period exceeding three months; (iii) Mr. Crow's death; (iv) notice of termination by the Company for cause (as defined in the Crow Employment Agreement); or (v) written notice of termination by the Company without cause upon fourteen (14) days notice, subject to the compensation for early termination. If Mr. Crow is terminated without cause, the Company shall pay to Mr. Crow as liquidated damages and in lieu of any and all other claims which Mr. Crow may have against the Company the amount equal to Mr. Crow's monthly base salary multiplied by the number of months remaining in the term of this Agreement, or a payment amount equal to two years of Mr. Crow's base salary, whichever is greater.

    MCPEAK, JR. EMPLOYMENT AGREEMENT.  In May 1999, the Company entered into an Employment Agreement with Daniel L. McPeak, Jr. (the "McPeak, Jr. Employment Agreement"), pursuant to which Mr. McPeak agreed to serve as Executive Vice President and General Manager for the Company. The McPeak, Jr. Employment Agreement provides that Mr. McPeak will receive an annual base salary of $125,000 which was increased to $135,000 on May 1, 2000, and will be reviewed annually. The McPeak, Jr. Employment Agreement terminates on May 1, 2004, unless his employment is terminated earlier. Thereafter, the term will be automatically extended for an additional five-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. McPeak's employment may be terminated prior to the expiration of the agreement under the following circumstances: (i) the mutual written agreement of the Company and Mr. McPeak; (ii) Mr. McPeak's disability, which shall, for the purposes of the McPeak, Jr. Employment Agreement, mean Mr. McPeak's inability due to physical or mental impairment, to perform Mr. McPeak's duties and obligations under the McPeak Jr. Employment Agreement, despite reasonable accommodation by the Company, for a period exceeding three months; (iii) Mr. McPeak's death; (iv) notice of termination by the Company for cause (as defined in the McPeak, Jr. Employment Agreement); or (v) written notice of termination by the Company without cause upon fourteen (14) days notice, subject to the compensation for early termination. If Mr. McPeak is terminated without cause, the Company shall pay to Mr. McPeak as liquidated damages and in lieu of any and all other claims which Mr. McPeak may have against the Company the amount equal to Mr. McPeak's monthly base salary multiplied by the number of months remaining in the term of this Agreement, or a payment amount equal to two years of Mr. McPeak's base salary, whichever is greater.

1997 STOCK OPTION PLAN

    The Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan") in November 1997 and the shareholders approved the 1997 Plan in May 1998. A total of 5,000,000 shares have been authorized for issuance under the 1997 Plan, of which 78,000 shares are available for future grant as of December 31, 2000. The 1997 Plan provides for the grant of "incentive stock options" as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), to employees of the Company. The 1997 Plan also provides for the grant of options that are not intended to qualify as incentive stock options under Section 422A of the Code to employees, non-employee directors and consultants of the Company. The exercise price of any incentive stock option granted under the 1997 Plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant and of any nonqualified stock option 85% of fair market value and 110% of fair market value in the case of a participant owning stock possessing more than 10% of the voting rights of the Company's outstanding capital stock. Shares subject to an option granted under the 1997 Plan may be purchased for cash, in exchange for shares of common stock owned by the optionee, or other consideration as set forth in the 1997 Plan. The Board of Directors administers the 1997 Plan. Under the 1997 Plan, options vest not less than 20% per year and have ten year terms (except with respect to 10% stockholders which have five-year terms). If the Company sells substantially all of its assets, is a party to a merger or consolidation in which it is not the surviving corporation (a "Change of Control"), then the Company has the right to accelerate unvested options and shall give the option holder written notice of the exercisability and specify a time period in which the option may be exercised. All options shall terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless the agreement governing the Change of Control shall provide otherwise.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 2, 2001 (the "Reference Date") with respect to the beneficial ownership of common stock of the Company, by each person known by the Company to own beneficially more than five percent of the Company's common stock, by each executive officer and director, and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws. As of the Reference Date, there were 38,829,350 shares of Common Stock outstanding and unexercised warrants and options representing 26,671,369 shares.

Name (1)	Amount & Nature of Beneficial Owner (2)		Percent of Class
Monsanto 800 N. Lindbergh, St. Louis, MO 63167	7,167,479		10.94%
Intermark Partners Strategic Management, LLC 484 East Carmel Dr., Carmel, IN 46032	5,850,000	(3)	8.93%
GBV Intermark Fund, LLC 2998 Douglas Blvd., Roseville, CA 95661	5,803,574	(4)	8.86%
Gilbert L. McCord, Sr. 7029 E. Hill Road, Grand Blac, MI 48439	5,803,571	(5)	8.86%
Daniel L. McPeak, Sr., Chairman of the Board and Patricia McPeak, Director	5,574,095	(6)	8.51%
Kirit Kamdar, Director	1,801,250	(7)
Steven W. Saunders, Director	857,300	(7)
Kenneth L. Miller, Director	150,000
Todd C. Crow, Chief Financial Officer	1,010,000	(7)
Ike E. Lynch, V.P. Operations	1,340,255	(7)
Daniel L. McPeak, Jr., V.P. General Manager	966,500	(7)
All directors and executive officers, as a group (8 persons)	11,699,400		17.86%

(1)
Except as otherwise noted, the address for each person is c/o The RiceX Company, 1241 Hawk's Flight Court, El Dorado Hills, California 95762

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

(3)
Represents warrants to purchase 5,850,000 shares of common stock. The warrants are currently exercisable. Warrants to purchase 3,250,000 are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

(4)
Includes warrants to purchase 4,017,859 shares of common stock. The warrants are currently exercisable. Warrants to purchase 2,232,144 are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

(5)
Includes warrants to purchase 4,017,857 shares of common stock. The warrants are currently exercisable. Warrants to purchase 2,232,143 are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

(6)
Ownership shown jointly because Mr. McPeak and Ms. McPeak are married. Includes options to purchase 2,000,000 shares of common stock, 1,708,225 shares in Mr. McPeak's name and 1,665,870 shares in Ms. McPeak's name and 200,000 held in a joint trust.

(7)
Includes options for the purchase of common stock as follows: Kirit S. Kamdar, 50,000; Steven W. Saunders, 50,000; Todd C. Crow, 1,010,000; Ike E. Lynch, 1,040,000, also includes 14,409 shares of common stock held by Mr. Lynch's wife to which Mr. Lynch disclaims beneficial ownership; Daniel L. McPeak, Jr., 960,000.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Ms. Patricia McPeak has been a Director of the Company since its formation in 1989. From February 1989 to March 2000, Ms. McPeak served as President of the Company. During 2000, the Company finalized and entered into a joint venture agreement with NutraStar, Incorporated ("NutraStar") for developing and marketing the nutraceuticals and value-added functional foods markets for human nutrition. NutraStar was granted an exclusive license to sell RiceX products in the nutraceutical market. The license covers the United States on an exclusive basis and worldwide on a non-exclusive basis. The exclusive license can be expanded on a country-by-country basis. As part of this transaction, Patricia McPeak resigned as President of the Company and became an officer and shareholder of NutraStar. Ms. McPeak retained her seat on the Company's Board of Directors. She is the spouse of Daniel L. McPeak, Sr., who is Chairman of the Board and Chief Executive Officer of the Company. In exchange for the exclusive license in the nutraceutical market, the Company will receive license fees and it became a ten-percent shareholder in NutraStar. During 2000, the Company recognized sales to NutraStar of $622,000 and recorded cash receipts from NutraStar of $502,000. By year-end 2000 NutraStar had not finalized its pending funding, consequently the Company established a reserve against a receivable from NutraStar. At December 31, 2000, the Company has a receivable from NutraStar for approximately $330,000 net of allowance for doubtful accounts of $250,000. The Company has received payments from NutraStar totaling $286,000 after December 31, 2000 further reducing this receivable. The Company also has a deposit of $100,000 included in deferred revenue at December 31, 2000 from NutraStar. See Part II, Item 7, "Financial Statements" for further discussions of NutraStar.

    Mr. Kirit Kamdar has been a Director of the Company since August 5, 1998 and was a Director of the Company from January 1990 to September 1992. From January 1990 to April 1994, Mr. Kamdar served as the Company's Executive Vice President. Mr. Kamdar currently owns 1,801,250 shares of the Company's common stock or 2.75% Since July 1974, Mr. Kamdar has been Chairman of the Board and Chief Executive Officer of Kamflex Corporation, ("Kamflex"), a manufacturer of extrusion and conveyor equipment. The Company did not purchase any equipment from Kamflex in 1999 and 2000.

    Mr. Kenneth Miller has been a director of the Company since October 2000 and currently is Manager of GBV Intermark Fund LLC. In September 2000, the Company finalized an agreement with a venture capital firm to convert a $2,500,000 note to equity. On September 29, 2000, the Company converted the note for 3,571,429 shares of common stock and warrants to purchase 3,571,429 shares of common stock at $.70 per share. The market price on the date of grant was $.55 per share. These warrants are immediately exercisable and have a term of five years. In connection with this conversion, the Company also granted additional warrants to purchase up to 4,464,285 shares of common stock at $.70 per share. These additional warrants are exercisable at any time during the five-year period commencing from the date of grant. The warrant shares are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000. In connection with this transaction, the Company issued common stock and warrants to two (2) principle parties, one (1) of which was GBV Intermark Fund, LLC.

    Mr. Daniel McPeak, Sr. has served as Chairman of the Board of the Company since its formation in 1989. In April 2000, the Company issued Mr. McPeak a non-statutory stock option agreement to purchase 2,000,000 shares of common stock at an exercise price of $.79 per share. One half of the options, 1,000,000 shares were fully vested upon date of grant. On April 1, 2001, the remaining 1,000,000 option shares will be fully vested with an exercise price of $.79 per share. Expiration date of the option agreement is April 1, 2010. These stock options were issued in accordance with the Company's Employee Stock Option program that was ratified by the Board of Directors in 1997.

    In November 1999, the Company issued 1,500,000 shares of common stock to three executives pursuant to the exercise of some of their stock options and received promissory notes in the amount of $1,078,000. In June 2000, the executives rescinded the exercise of these stock options and promissory notes. These stock options were issued in accordance with the Company's Employee Stock Option program that was ratified by the Board of Directors in 1997.

    In May 2000, the Company issued 1,200,000 shares of common stock to three executives pursuant to the exercise of some of their stock options and received promissory notes in the amount of $863,000. In June 2000, the executives rescinded the exercise of these stock options and promissory notes. These stock options were issued in accordance with the Company's Employee Stock Option program that was ratified by the Board of Directors in 1997.

    During June 2000, the Company and three executive officers rescinded the exercise of 2,700,000 stock options priced at $.72 per share and promissory notes in the total amount of $1,941,000 given as payment for the exercise price. On account of the rescission, the executive officers returned to the Company the shares of common stock purchased pursuant to the exercise of the options. The rescission of the exercise of the options restores the Company and the executive officers to the positions they occupied prior to the exercise. The 2,700,000 stock options may be exercised in the future at the $.72 per share exercise price until expired.

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

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  INDEX TO EXHIBIT

Exhibit No.	Description of Exhibit
2.1	Certificate of Incorporation of the Company. (1)
2.2	Form of Incorporation of the Company. (1)
3.1	Certificate of Incorporation of the Company. (1)
3.2	Form of Corporate By-laws (2)
4.1	Option Agreement between the Company and David B. Lockton dated August 1, 1996. (1)
4.2	Security Agreement between Food Extrusion, Inc. and Monsanto Company dated November 1, 1996. (1)
4.3	Promissory Note of the Company in favor of Monsanto Company in the amount of $5,000,000 dated November 1, 1996. (1)
4.4	Registration Rights Agreement by and among the Company and Monsanto Company dated February 5, 1997. (1)
4.5	Form of Registration Rights Agreement between the Company and certain officers and directors. (1)
4.6	Form of Warrant Agreement between the Company and certain investors dated February 9, 1996. (1)
4.7	Letter Agreement between the Company and certain investors dated January 15, 1999. (5)
4.8	Shareholders Agreement between CF Corporation (formerly Centennial Foods, Inc.) and the Company dated March 19, 1997. (1)
4.9	Amendment No. 1 to the Shareholders Agreement between CF Corporation and the Company dated January 15, 1999. (5)
4.10	Registration Rights Agreement between the Company and CF Corporation dated January 22, 1999. (5)
4.11	Form of Directors Stock Option Agreement. (1)(3)
4.12	Form of Non-statutory Stock Option Agreement not issued under the 1997 Stock Option Plan, governing options granted to employees by the Company. (1)(3)
4.13	Note Agreement between Monsanto Company and the Company dated October 31, 1996. (1)
4.14	Addendum No. 1 to Note Agreement dated October 31, 1996 between Monsanto Company and the Company dated February 6, 1997. (1)
4.15	Creditor Agreement between Centennial Foods, Inc., the Company and Ike Lynch dated October 14, 1996. (1)
4.16	Creditor Agreement between Centennial Foods, Inc., the Company and Montana Department of Environmental Quality dated October 18, 1996. (1)
4.17	Assignment of Commercial Security Agreement and Business Loan and Credit Agreement dated March 4, 1996 between Seattle-First National Bank and Company 19 General Partnership. (1)
4.18	Assignment of Subordination Agreements and Negotiable Collateral between Seattle-First National Bank and Company 19 General Partnership dated March 4, 1996. (1)

4.19	Creditor Agreement between Centennial Foods, Inc. and Company 19 General partnership dated October 14, 1996. (1)
4.20	Form of Subordination Agreement between certain creditors of Centennial Foods, Inc. in favor of Seafirst. (1)
4.21	Creditor's Agreement between Centennial Foods and Montana Department of Commerce dated October 11, 1996. (1)
4.22	Form of Creditor's Agreement between Centennial Foods, Inc. and certain convertible note holders. (1)
4.23	Amended and Restated Loan Agreement between the Company and FoodCeuticals dated as of December 31, 1998. (5)
4.24	Promissory Note in the amount of $1,850,000 payable to FoodCeuticals dated December 31, 1998. (5)
4.25	Registration Rights Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)
4.26	Warrant Agreement number 98-1 between the Company and FoodCeuticals dated December 31, 1998. (5)
4.27	Warrant Agreement number 99-1 between the Company and FoodCeuticals dated January 15, 1999. (5)
4.28	Security Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)
4.29	Form of Warrant Agreement between the Company and certain former officers of the Company dated as of December 1998. (5)
4.30	Subscription Agreement between the Company and Heldomo, A.G. dated September 10, 1998. (5)
4.31	Warrant Agreement between the Company and Heldomo, A.G. dated September 10, 1998. (5)
4.32	Stockholder Agreement by and among Patricia McPeak, The RiceX Company, Inc., Joseph Pagano, Eugene Mulvihill, and BioCeutics, Inc. dated November 1, 1999. (6)
4.33	Warrant Agreement between the Company and Dorchester Group dated April 26, 1999. (6)
4.34	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated October 1, 1999. (3)(6)
4.35	Warrant Agreement between the Company and JDK & Associates dated November 1, 1999. (6)
4.36	Addendum No. 2 to the October 31, 1996 Monsanto Security Agreement dated November 30, 1999. (6)
4.37	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Vice President, Operations, Ike Lynch dated November 1, 1999. Identical Agreements with Vice President and General Manager, Daniel McPeak, Jr. and Vice President of Finance, Chief Financial Officer, Todd C. Crow. (3)(6)
4.38	Form of Subscription Agreement to the Private Placement Offering 1999. (6)
4.39	Form of Warrant Agreement to the Private Placement Offering 1999. (6)
4.40	Memorandum of Understanding dated June 29, 2000 between the Company and Intermark Partners, LLC to convert to equity the note for $2,500,000. (8)

4.41	Warrant agreement between the Company and GBV Intermark Fund, LLC dated September 29, 2000. (9)
4.42	Warrant agreement between the Company and Gilbert L. McCord, Sr. dated September 29, 2000. (9)
4.43	Definitive agreement between the Company and Intermark Partners, LLC dated September 29, 2000. (9)
4.44	Form of Warrant Agreement between the Company and certain former employees dated as of March 31, 2000.
4.45	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Daniel L. McPeak, Sr. dated October 27, 2000. (3)
4.46	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class I Warrant dated October 2, 2000.
4.47	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class II Warrant dated October 2, 2000.
4.48	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class III Warrant dated October 2, 2000.
10.1	Employment Agreement between the Company and Cherukuri Venkata Reddy Sastry dated April 14, 1996. (1)(3)
10.2	Employment Agreement between the Company and Rukmini Cheruvanky dated April 14, 1996. (1)(3)
10.3	Employment Agreement between the Company and Daniel McPeak dated April 1, 1997. (1)(3)
10.4	Employment Agreement between the Company and Patricia Mayhew dated April 1, 1997. (1)(3)
10.5	Employment Agreement between the Food Extrusion Montana, Inc. and Ike E. Lynch dated March 19, 1997. (1)(3)
10.6	Form of Indemnification Agreement by and among the Company and certain officers and directors. (1)(3)
10.7	Agreement between the Company and Wolcott Farms, Inc. dated March 1, 1997. (1)*
10.8	Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmer's Rice and the Company dated June 28, 1994. (1)*
10.9	Amendment dated April 16, 1996 to Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmers' Rice Cooperative and the Company dated June 28, 1994. (1)
10.10	Stabilized Rice Bran Processing, Sales and Marketing Agreement between California Pacific Rice Milling, Ltd. and the Company dated August 1995. (1)*
10.11	Agreement between the Company and Dry Creek Trading, Inc. dated February 1, 1997. (1)
10.12	Letter Agreement between DuCoa, L.P. and the Company dated February 25, 1998. (1)*
10.13	Letter of Intent between Monsanto Company and Company dated March 16, 1998. (1)*
10.14	First Amendment to Letter Agreement between Monsanto Company and Company dated July 27, 1998. (2)
10.15	Security Agreement between CF Corporation, Food Extrusion Montana, Inc. and the Company dated March 19, 1997. (1)

10.16	Promissory Note in favor of Dominion Resources, Inc. in the amount of $1,750,000 dated July 30, 1996. (1)
10.17	Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991. (1)
10.18	First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994. (1)
10.19	Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.20	Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.21	Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.22	First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996. (1)
10.23	Second Amendment of Lease Agreement between Roebbelen Land company and the Company dated February 1, 1998. (1)
10.26	Asset Purchase Agreement between Centennial Foods, Inc., Food Extrusion Montana, Inc. and the Company dated January 2, 1997. (1)
10.27	BioCeutics License Agreement dated November 1, 1999. (3)
10.28	Executive Employment Agreement for Daniel L. McPeak Jr. Executives Todd C. Crow and Ike Lynch have similar employment agreements. (3)
10.29	Intermark Partners, LLC Addendum to Letter of Intent to Invest, Agreement in Principal dated November 16, 1999. (6)
10.30	Intermark Partners, LLC Supplemental Agreement dated March 10, 2000. (7)
10.31	Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated October 20, 1999. (3)(8)
10.32	Termination of Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated February 2000. (3)(7)
10.33	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers' Rice Cooperative and the Company dated May 1, 1999. * (3)(6)
10.34	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between California Pacific Rice Milling, Inc. and the Company effectively dated January 1, 2000. (7)
10.35	Licensing Agreement between NutraStar, Inc. and the Company. (7)
10.36	Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999. (8)
10.37	Settlement and General Release among three executive officers and The RiceX Company effective June 30, 2000. (8)
10.38	Employment Agreement between Daniel L. McPeak, Sr. and the Company dated April 1, 2000. (3)
16.1	Letter from PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand LLP) dated July 28, 1998. (2)

16.2	On August 17, 1999, The RiceX Company dismissed PricewaterhouseCoopers; LLP (formerly Coopers and Lybrand, LLP) dated July 28, 1998. (4)
16.3	On September 17, 1999, Grant Thornton, LLP was engaged by the Company as its principal accountant to audit the Company's financial statements. (4)
16.4	Effective January 1, 2000, Grant Thornton, LLP, the independent accountants for The RiceX Company, sold its Stockton and Sacramento, California offices to Moss Adams, LLP, an accounting and consulting firm. Since the individuals performing services for the Company at Grant Thornton are now in the employ of Moss Adams, effective January 01, 2000, the Company dismissed Grant Thornton as its independent accountants and engaged the services of Moss Adams to act as the Company's principal accountants to audit the Company's financial statements. (4)
21	List of Subsidiaries (6)

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

(9)
Previously filed as an exhibit to the Company's Form 10-QSB filed with the Commission on November 14, 2000 and incorporated herein by reference.

*
Confidential treatment granted as to certain portions.

(b)
REPORTS ON FORM 8-K

    As reported on August 26, 1999, Change in Registrant's Certifying Accountant, the Company dismissing its independent accountants.

    As reported on September 22, 1999, Change in Registrant's Certifying Accountant, the Company engaging new independent accountants.

    As reported on January 7, 2000, Change in Registrant's Certifying Accountant, the Company Dismissing and engaging new independent accountants. See Part II. Item 8.—"Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE RICEX COMPANY
Date: April 17, 2001	By:	/s/ DANIEL L. MCPEAK Daniel L. McPeak Chairman of the Board and Chief Executive Officer
Date: April 17, 2001	By:	/s/ TODD C. CROW Todd C. Crow Vice President, Finance and Chief Financial Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: April 17, 2001	By:	/s/ PATRICIA MCPEAK Patricia McPeak Director
Date: April 17, 2001	By:	/s/ KIRIT S. KAMDAR Kirit S. Kamdar Director
Date: April 17, 2001	By:	/s/ STEVEN W. SAUNDERS Steven W. Saunders Director
Date: April 17, 2001	By:	/s/ KENNETH L. MILLER Kenneth L. Miller Director

QuickLinks

INDEX
PART I
  Item 1. DESCRIPTION OF THE BUSINESS
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
SUMMARY COMPENSATION TABLE
  Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES