Form 10-Q
period 2001-03-31
RICEX CO
filed 2001-05-15
CIK 1061881

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission file number 0-24285

The RiceX Company

Incorporated in Delaware	68-0412200 IRS Employer Identification No.

1241 Hawk's Flight Court, El Dorado Hills, CA 95762
Registrant's Telephone No. (916) 933-3000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Number of shares of common stock outstanding as of May 1, 2001:

38,829,350

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):

Yes / /  No /x/

The RiceX Company
Form 10-QSB for the Quarter Ended March 31, 2001

Index

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 2.	Changes In Securities	11
Item 6.	Exhibits and Reports on Form 8-K	11
	a) Exibits
	b) Reports on Form 8-K
Signatures		16

THE RICEX COMPANY
CONSOLIDATED BALANCE SHEET
March 31, 2001
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$449,784
Trade accounts receivable	408,416
Inventories	296,266
Deposits and other current assets	130,391

Total current assets	1,284,857
PROPERTY AND EQUIPMENT, net	2,278,137
OTHER ASSETS	91,986

$3,654,980

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$503,128
Deferred revenue	620,400

Total current liabilities	1,123,528
Total liabilities	1,123,528

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, par value $.001 per share, 100,000,000 shares authorized, 38,829,350 shares issued and outstanding	38,829
Additional paid-in capital	29,065,536
Accumulated deficit	(26,572,913)

Total shareholders' equity	2,531,452
$3,654,980

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarters ended
	March 31, 2001	March 31, 2000
Revenues
Sales	$1,168,644	$867,737
Royalties	7,218	9,169

	1,175,862	876,906
Cost of sales	689,524	575,629

	486,338	301,277
Research and development expenses	69,700	53,039
Selling, general and administrative expenses	382,562	304,615
Stock option and warrant compensation to employees	—	24,948
Professional fees	133,898	237,002
Investor relations fees	3,566	245,464

Loss from operations	(103,388)	(563,791)
Other income (expense):
Interest and other income	13,344	55,839
Interest and other expense	(374)	(255,945)

Loss before provision for income taxes	(90,418)	(763,897)
Provision for income taxes	1,650	—

Net loss	$(92,068)	$(763,897)

Basic and diluted earnings per share:
Net loss per share	$(0.00)	$(0.02)

Weighted average number of shares outstanding	38,829,350	36,488,178

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarters ended
	March 31, 2001	March 31, 2000
Cash flow from operating activities:
Net loss	$(92,070)	$(763,897)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	204,545	162,829
Shares, warrants and options issued for compensation and services	22,140	81,075
Amortization of investor relations fees	—	281,527
Amortization of prepaid processing fees	19,533	19,531
Amortization of prepaid interest and debt issuance costs	—	254,973
Recognition of deferred revenue	(720,400)	—
Net changes in operating assets and liabilities
Trade accounts receivable	233,264	(61,957)
Inventories	16,568	32,767
Deposits and other current assets	(84,539)	(24,698)
Accounts payable and accrued liabilities	(113,199)	34,125

Net cash from operating activities	(514,158)	16,275

Cash flows from investing activities
Purchases of property and equipment, and other assets	(3,800)	(23,421)

Net cash from investing activities	(3,800)	(23,421)

Cash flows from financing activities
Proceeds from issuance of common stock	—	126,000
Private Placement financing expenses	—	(43,844)

Net cash from financing activities	—	82,156

Net (decrease) increase in cash and cash equivalents	(517,958)	75,010
Cash and cash equivalents, beginning of period	967,742	1,030,049

Cash and cash equivalents, end of period	$449,784	$1,105,059

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

    FoodEx Montana is engaged in the business of custom manufacturing grain-based products for food ingredient companies at its production facility in Dillon, Montana. The facility has specialized processing equipment and techniques for the treatment of grain products to cook, enzyme treat, convert, isolate, dry and package finished food ingredients. The soluble and fiber complex form of the Company's rice bran products is produced at the Montana facility.

    There have been no changes in the Company's significant accounting policies as set forth in the Company's audited financial statements for the year ended December 31, 2000, which were included in the Company's Form 10-KSB. These unaudited financial statements for the three months ended March 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

2.
PROPERTY AND EQUIPMENT

    At March 31, 2001, property and equipment consists of the following:

Land and buildings	$367,960
Equipment	4,321,998
Leasehold improvements	381,641
Furniture and fixtures	215,417

5,287,016
Less accumulated depreciation and amortization	(3,210,779)

2,076,237
Equipment not placed in service	201,900

$2,278,137

3.
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    At March 31, 2001, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$192,590
Other accrued liabilities	310,538

$503,128

4.
DEFERRED REVENUE

    At March 31, 2001, deferred revenue of $620,400 as prepayment on the initial order from an international joint venture partner for supplying nutritionally dense ingredients for regional nutritional enhancement and school breakfast/lunch programs at the community level throughout Guatemala.

5.
NET LOSS PER SHARE

    Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during all periods presented. Options and warrants are excluded from the basic net loss per share calculation because they are currently anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following is a discussion of the consolidated financial condition of The RiceX Company and the results of operations for the quarters ended March 31, 2001 and 2000.

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

QUARTERS ENDED MARCH 31, 2001 AND 2000

    Consolidated revenues through March 2001 of $1,176,000 increased $299,000, or 34%, from the same period last year. The sales increase is attributed to a year to date increase in one product category, Solubles. Solubles increased $447,000 to $621,000. Stabilized Rice Bran ("SRB") Regular showed a decrease in revenue of $97,000 to $528,000, while SRB Fine decreased $4,000 to $19,000, and Fiber decreased $24,000 to $2,000 compared to sales through March 2000.

    Gross margins through March 2001 were $486,000, or 41%, compared to $301,000, or 34%, during the same period last year. Improved gross margins were primarily attributed to the increase in Solubles sales internationally. Solubles sales to Guatemala have been consistently strong for the first three months of 2001. Comparably, there were no international sales of Solubles in the first quarter of 2000.

    Research and development ("R&D") expenses reflect a $17,000, or 32% increase for quarter ended March 31, 2001 compared to the same period last year. R&D expenditures increased from $53,000 for the quarter ended March 31, 2000 to $70,000 for the current quarter. Increases were primarily due to the reflection of reimbursed R&D expenses in the prior year 2000, R&D spending on legal and patent issues, and increases in process R&D.

    Selling, general and administrative expenses ("SG&A") expenses were $383,000 for the quarter ended March 31, 2001, compared to $305,000 for quarter ended March 31, 2000, an increase of $78,000, or 26%. Increases in SG&A primarily reflected from reimbursement of expenses incurred and paid on behalf of an affiliate, NutraStar, Inc. in March 2000.

    The quarter ended March 31, 2000 included non-cash charges totaling $25,000 for stock option and warrant compensation to employees compared to no charges during the same period of the current year. The non-cash charge of $25,000 in 2000 is for the vested portion of issued options held by current executive officers.

    Professional fees decreased to $134,000 for the quarter ended March 31, 2001 from $237,000 for the prior year's quarter. The decrease of $100,000 is due primarily to the original classification as professional fees and subsequent reclassification later in the year of certain investor relations fees incurred in the prior year.

    Investor relation fees decreased to $4,000 for the quarter ended March 31, 2001 from $245,000 for quarter ended March 31, 2000. Essentially, this decrease is associated with the non-cash charges of common stock and warrants that were issued to an investor relations firm during the third quarter of 1999.

    Interest expense for quarter ended March 31, 2001 was reduced to less than a thousand dollars compared to $256,000 for the same period last year. The charges for quarter ended March 31, 2000 primarily represent the amortization of certain debt issuance costs and accrued interest. The $255,000 decrease for quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 is associated with the elimination of amortized and accrued interest costs on debt that was paid off in December 2000.

    For the three-month period ending March 31, 2001, the Company's net loss was $92,000, or $.00 per share, compared to a net loss of $764,000 or $.02 per share in 2000, a substantial improvement of $672,000, or 88%, over the same period last year. The improvement in net loss from periods ended March 31, 2001 and 2000 is primarily due to substantial increases in Solubles sales internationally, increased gross margins, combined with a reduction of investor relations and other professional expenses during the first quarter of 2001, compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

    During the quarter ended March 31, 2001 the cash balance and cash flow decreased compared to the same period last year. Cash balance at March 31, 2001 decreased $655,000 to $450,000 from $1,105,000 at March 31, 2000.

    During quarter ended March 31, 2001 the Company showed a $514,000 decrease in cash generated from operations and financing activities. The cash flows from these activities generated more than $98,000 at quarter ended March 31, 2000 compared with a deficit of $514,000 for quarter ended March 31, 2001. Cash flows from operating activities were $16,000 and negative $514,000 at quarters ended March 31, 2000 and 2001 respectively. Considering the factors used to calculate cash from operating activities, the change in a non-cash item, deferred revenue of $720,000, was a major factor for the Company reporting $514,000 negative cash flows from operating activities for the quarter ended March 31, 2001. The $514,000 negative cash flows is the product of $206,000 positive cash flows from operating activities minus the recognition of $720,000 deferred revenue. Cash flows from financing activities were $82,000 and zero at quarters ended March 31, 2000 and 2001 respectively.

    During 2000, the Company finalized and entered into a joint venture agreement with NutraStar, Incorporated ("NutraStar") for developing and marketing the nutraceutical and value-added functional foods markets for human nutrition. NutraStar was granted an exclusive license to sell RiceX products in the nutraceutical market. The license covers the United States on an exclusive basis and worldwide on a non-exclusive basis. The exclusive license can be expanded on a country-by-country basis. As part of this transaction, Patricia McPeak resigned as President of the Company and became an officer and shareholder of NutraStar. Ms. McPeak retained her seat on the Company's Board of Directors. She is the spouse of Daniel L. McPeak, Sr., Chairman of the Board and Chief Executive Officer of the Company. In exchange for the exclusive license in the nutraceutical market, the Company will receive license fees and it became a ten-percent shareholder in NutraStar. During 2000, the Company recognized sales to NutraStar of $622,000 and recorded cash receipts from NutraStar of $502,000. By year-end 2000 NutraStar had not finalized its pending funding, consequently the Company established a reserve against a receivable from NutraStar. For quarter ended March 31, 2001 the Company recognized sales to NutraStar of $106,000 and recorded cash receipts from NutraStar of $286,000. At March 31, 2001, the Company has a receivable from NutraStar for approximately $61,000 net of allowance for doubtful accounts of $250,000. The March 31, 2001 receivable balance from NutraStar of $61,000 is $269,000 less then the receivable balance from NutraStar at December 31, 2000.

    In December 2000, the Company entered into an international joint venture with PRODESA and the Children's Christians Fund for supplying nutritionally dense ingredients for regional nutritional enhancement and school breakfast/lunch programs at the community level throughout Guatemala. As a result, the Company received an initial order from PRODESA for $2,500,000 that requires the Company to deliver product to Guatemala over twelve months starting January 2001. Also in December 2000, the Company received $1,240,800 as prepayment for the first six months of said purchase order to Guatemala. During 2001 the Company has been delivering product to Guatemala on a monthly basis. At March 31, 2001 the Company has $620,000 of product prepayment recorded in deferred revenue. The Company and PRODESA expect the twelve-month program in Guatemala to be successful and expand into other countries of the region.

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

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

    None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBIT NO DESCRIPTION OF EXHIBIT

2.1	Certificate of Incorporation of the Company.(1)
2.2	Form of Incorporation of the Company.(1)
3.1	Certificate of Incorporation of the Company.(1)
3.2	Form of Corporate By-laws (2)
4.1	Option Agreement between the Company and David B. Lockton dated August 1, 1996.(1)
4.2	Security Agreement between Food Extrusion, Inc. and Monsanto Company dated November 1, 1996.(1)
4.3	Promissory Note of the Company in favor of Monsanto Company in the amount of $5,000,000 dated November 1, 1996.(1)
4.4	Registration Rights Agreement by and among the Company and Monsanto Company dated February 5, 1997.(1)
4.5	Form of Registration Rights Agreement between the Company and certain officers and directors.(1)
4.6	Form of Warrant Agreement between the Company and certain investors dated February 9, 1996.(1)
4.7	Letter Agreement between the Company and certain investors dated January 15, 1999.(5)
4.8	Shareholders Agreement between CF Corporation (formerly Centennial Foods, Inc.) and the Company dated March 19, 1997.(1)
4.9	Amendment No. 1 to the Shareholders Agreement between CF Corporation and the Company dated January 15, 1999.(5)
4.10	Registration Rights Agreement between the Company and CF Corporation dated January 22, 1999.(5)
4.11	Form of Directors Stock Option Agreement.(1)(3)
4.12	Form of Non-statutory Stock Option Agreement not issued under the 1997 Stock Option Plan, governing options granted to employees by the Company.(1)(3)
4.13	Note Agreement between Monsanto Company and the Company dated October 31, 1996.(1)
4.14	Addendum No. 1 to Note Agreement dated October 31, 1996 between Monsanto Company and the Company dated February 6, 1997.(1)
4.15	Creditor Agreement between Centennial Foods, Inc., the Company and Ike Lynch dated October 14, 1996.(1)
4.16	Creditor Agreement between Centennial Foods, Inc., the Company and Montana Department of Environmental Quality dated October 18,1996.(1)
4.17	Assignment of Commercial Security Agreement and Business Loan and Credit Agreement dated March 4, 1996 between Seattle-First National Bank and Company 19 General Partnership.(1)
4.18	Assignment of Subordination Agreements and Negotiable Collateral between Seattle-First National Bank and Company 19 General Partnership dated March 4, 1996.(1)
4.19	Creditor Agreement between Centennial Foods, Inc. and Company 19 General partnership dated October 14, 1996.(1)
4.20	Form of Subordination Agreement between certain creditors of Centennial Foods, Inc. in favor of Seafirst.(1)

4.21	Creditor's Agreement between Centennial Foods and Montana Department of Commerce dated October 11, 1996.(1)
4.22	Form of Creditor's Agreement between Centennial Foods, Inc. and certain convertible note holders.(1)
4.23	Amended and Restated Loan Agreement between the Company and FoodCeuticals dated as of December 31, 1998.(5)
4.24	Promissory Note in the amount of $1,850,000 payable to FoodCeuticals dated December 31, 1998.(5)
4.25	Registration Rights Agreement between the Company and FoodCeuticals dated December 31, 1998.(5)
4.26	Warrant Agreement number 98-1 between the Company and FoodCeuticals dated December 31, 1998.(5)
4.27	Warrant Agreement number 99-1 between the Company and FoodCeuticals dated January 15, 1999.(5)
4.28	Security Agreement between the Company and FoodCeuticals dated December 31, 1998.(5)
4.29	Form of Warrant Agreement between the Company and certain former officers of the Company dated as of December 1998.(5)
4.30	Subscription Agreement between the Company and Heldomo, A.G. dated September 10, 1998.(5)
4.31	Warrant Agreement between the Company and Heldomo, A.G. dated September 10, 1998.(5)
4.32	Stockholder Agreement by and among Patricia McPeak, The RiceX Company, Inc., Joseph Pagano, Eugene Mulvihill, and BioCeutics, Inc. dated November 1, 1999.(6)
4.33	Warrant Agreement between the Company and Dorchester Group dated April 26, 1999.(6)
4.34	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated October 1, 1999.(3)(6)
4.35	Warrant Agreement between the Company and JDK & Associates dated November 1, 1999.(6)
4.36	Addendum No. 2 to the October 31, 1996 Monsanto Security Agreement dated November 30, 1999.(6)
4.37	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Vice President, Operations, Ike Lynch dated November 1, 1999. Identical Agreements with Vice President and General Manager, Daniel McPeak, Jr. and Vice President of Finance, Chief Financial Officer, Todd C. Crow.(3)(6)
4.38	Form of Subscription Agreement to the Private Placement Offering 1999.(6)
4.39	Form of Warrant Agreement to the Private Placement Offering 1999.(6)
4.40	Memorandum of Understanding dated June 29, 2000 between the Company and Intermark Partners, LLC to convert to equity the note for $2,500,000.(8)
4.41	Warrant agreement between the Company and GBV Intermark Fund, LLC dated September 29, 2000.(9)
4.42	Warrant agreement between the Company and Gilbert L. McCord, Sr. dated September 29, 2000.(9)
4.43	Definitive agreement between the Company and Intermark Partners, LLC dated September 29, 2000.(9)
4.44	Form of Warrant Agreement between the Company and certain former employees dated as of March 31, 2000.(10)
4.45	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Daniel L. McPeak, Sr. dated October 27, 2000.(3)(10)
4.46	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class I Warrant dated October 2, 2000.(10)
4.47	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class II Warrant dated October 2, 2000.(10)

4.48	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class III Warrant dated October 2, 2000.(10)
10.1	Employment Agreement between the Company and Cherukuri Venkata Reddy Sastry dated April 14, 1996.(1)(3)
10.2	Employment Agreement between the Company and Rukmini Cheruvanky dated April 14, 1996.(1)(3)
10.3	Employment Agreement between the Company and Daniel McPeak dated April 1, 1997.(1)(3)
10.4	Employment Agreement between the Company and Patricia Mayhew dated April 1, 1997.(1)(3)
10.5	Employment Agreement between the Food Extrusion Montana, Inc. and Ike E. Lynch dated March 19, 1997.(1)(3)
10.6	Form of Indemnification Agreement by and among the Company and certain officers and directors.(1)(3)
10.7	Agreement between the Company and Wolcott Farms, Inc. dated March 1, 1997.(1)*
10.8	Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmer's Rice and the Company dated June 28, 1994.(1)*
10.9	Amendment dated April 16, 1996 to Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmers' Rice Cooperative and the Company dated June 28, 1994.(1)
10.10	Stabilized Rice Bran Processing, Sales and Marketing Agreement between California Pacific Rice Milling, Ltd. and the Company dated August 1995.(1)*
10.11	Agreement between the Company and Dry Creek Trading, Inc. dated February 1, 1997.(1)
10.12	Letter Agreement between DuCoa, L.P. and the Company dated February 25, 1998.(1)*
10.13	Letter of Intent between Monsanto Company and Company dated March 16, 1998.(1)*
10.14	First Amendment to Letter Agreement between Monsanto Company and Company dated July 27, 1998.(2)
10.15	Security Agreement between CF Corporation, Food Extrusion Montana, Inc. and the Company dated March 19, 1997.(1)
10.16	Promissory Note in favor of Dominion Resources, Inc. in the amount of $1,750,000 dated July 30, 1996.(1)
10.17	Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991.(1)
10.18	First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994.(1)
10.19	Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996.(1)
10.20	Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998.(1)
10.21	Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996.(1)
10.22	First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996.(1)
10.23	Second Amendment of Lease Agreement between Roebbelen Land company and the Company dated February 1, 1998.(1)
10.26	Asset Purchase Agreement between Centennial Foods, Inc., Food Extrusion Montana, Inc. and the Company dated January 2, 1997.(1)
10.27	BioCeutics License Agreement dated November 1, 1999.(3)
10.28	Executive Employment Agreement for Daniel L. McPeak Jr. Executives Todd C. Crow and Ike Lynch have similar employment agreements.(3)
10.29	Intermark Partners, LLC Addendum to Letter of Intent to Invest, Agreement in Principal dated November 16, 1999.(6)
10.30	Intermark Partners, LLC Supplemental Agreement dated March 10, 2000.(7)
10.31	Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated October 20, 1999.(3)(8)

10.32	Termination of Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated February 2000.(3)(7)
10.33	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers' Rice Cooperative and the Company dated May 1, 1999. * (3)(6)
10.34	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between California Pacific Rice Milling, Inc. and the Company effectively dated January 1, 2000.(7)
10.35	Licensing Agreement between NutraStar, Inc. and the Company.(7)
10.36	Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999.(8)
10.37	Settlement and General Release among three executive officers and The RiceX™ Company effective June 30, 2000.(8)
10.38	Employment Agreement between Daniel L. McPeak, Sr. and the Company dated April 1, 2000.(3)(10)
10.39	Consulting Agreement executed as of February 22, 2001, by and between The RiceX Company and Dr. Glenn H. Sullivan (3)
16.1	Letter from PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand LLP) dated July 28, 1998.(2)
16.2	On August 17, 1999, The RiceX Company dismissed PricewaterhouseCoopers; LLP (formerly Coopers and Lybrand, LLP) dated July 28, 1998.(4)
16.3	On September 17, 1999, Grant Thornton, LLP was engaged by the Company as its principal accountant to audit the Company's financial statements.(4)
16.4	Effective January 1, 2000, Grant Thornton, LLP, the independent accountants for The RiceX Company, sold its Stockton and Sacramento, California offices to Moss Adams, LLP, an accounting and consulting firm. Since the individuals performing services for the Company at Grant Thornton are now in the employ of Moss Adams, effective January 01, 2000, the Company dismissed Grant Thornton as its independent accountants and engaged the services of Moss Adams to act as the Company's principal accountants to audit the Company's financial statements.(4)
(b)
Reports on Form 8-K

    None

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

(10)
Previously filed as an exhibit to the Company's Form 10-KSB filed with the Commission on April 17, 2001 and incorporated herein by reference.

*
Confidential treatment granted as to certain portions.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.

THE RICEX COMPANY
Date: May 14, 2001	By:	/s/ DANIEL L. MCPEAK Daniel L. McPeak Chairman of the Board and Chief Executive Officer
Date: May 14, 2001	By:	/s/ TODD C. CROW Todd C. Crow Vice President of Finance and Chief Financial Officer

QuickLinks

Index
PART II. OTHER INFORMATION
  Item 2. CHANGES IN SECURITIES
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES