Form 10QSB
period 2001-06-30
RICEX CO
filed 2001-08-10
CIK 1061881

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2001

Commission file number 0-24285

THE RICEX COMPANY

68-0412200
Incorporated in Delaware	IRS Employer Identification No.

1241 Hawk's Flight Court, El Dorado Hills, CA 95762
Registrant's Telephone No. (916) 933-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of common stock outstanding as of June 30, 2001: 38,829,350

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):

Yes ☐  No ☒

The RiceX Company

Form 10-QSB for the Quarter Ended June 30, 2001

THE RICEX COMPANY
CONSOLIDATED BALANCE SHEET
June 30, 2001
(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$528,168
Trade accounts receivable	761,668
Inventories	106,813
Deposits and other current assets	80,705

Total current assets	1,477,354

PROPERTY AND EQUIPMENT, net	2,059,968

OTHER ASSETS	91,986

$3,629,308

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$506,021
Deferred revenue	206,981

Total current liabilities	713,002

Total liabilities	713,002

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, par value $.001 per share, 100,000,000 shares authorized, 38,829,350 shares issued and outstanding	38,829
Additional paid-in capital	29,107,206
Accumulated deficit	(26,229,729)

Total shareholders' equity	2,916,306

$3,629,308

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarters ended		Six months ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Revenues
Sales	$1,674,593	$950,310	$2,843,236	$1,818,047
Royalties	5,407	3,395	12,624	12,564

	1,680,000	953,705	2,855,860	1,830,611

Cost of sales	820,262	513,162	1,509,785	1,088,791

	859,738	440,543	1,346,075	741,820

Research and development expenses	31,631	122,628	101,304	175,620
Selling, general and administrative expenses	332,795	203,120	715,385	510,622
Stock option and warrant compensation to employees	-	24,948	-	49,896
Professional fees	108,109	88,730	242,007	202,862
Investor relations	66,935	50,681	70,500	416,175

Income (loss) from operations	320,268	(49,564)	216,879	(613,355)

Other income (expense):
Interest and other income	29,591	15,809	42,936	71,648
Interest and other expense	(5,874)	(256,019)	(7,899)	(511,964)

Income (loss) before income taxes	343,985	(289,774)	251,916	(1,053,671)

Provision for income taxes	(800)	(800)	(800)	(800)

Net income (loss)	$343,185	$(290,574)	$251,116	$(1,054,471)

Basic and diluted earnings per share:
Net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.03)

Weighted average number of shares outstanding	38,829,350	36,364,861	38,829,350	36,241,547

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarters ended		Six months ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Cash flow from operating activities:
Net income (loss)	$343,185	$(290,574)	$251,116	$(1,054,471)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	204,544	172,904	409,089	335,733
Shares, warrants and options issued for compensation and services	22,138	48,948	44,277	130,023
Amortization of investor relations fees	-	-	-	281,527
Deferred revenue received	206,800	-	206,800	-
Deferred revenue recognized	(620,400)	-	(1,340,800)	-
Amortization of prepaid processing fees	19,531	19,531	39,064	39,062
Amortization of prepaid interest and debt issuance costs	-	254,972	-	509,945
Net changes in operating assets and liabilities
Trade accounts receivable	(353,252)	(147,592)	(119,988)	(209,549)
Inventories	189,453	87,610	206,021	120,377
Deposits and other current assets	49,686	(56,709)	(34,853)	(81,409)
Accounts payable and accrued liabilities	3,074	(74,957)	(110,125)	(40,832)

Net cash from operating activities	64,759	14,133	(449,399)	30,408

Cash flows from investing activities
(Purchases) sales of property and equipment, net	13,625	(72,971)	9,825	(96,392)

Net cash from investing activities	13,625	(72,971)	9,825	(96,392)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	-	26,000
Proceeds, issuance of common stk, exercise of options	-	(1,500)	-	(1,500)
Issuance of common stock on equipment purchase	-	68,750	-	68,750
Private Placement financing expenses	-	34,244	-	(9,600)

Net cash from financing activities	-	101,494	-	183,650

Net (decrease) increase in cash and cash equivalents	78,384	42,656	(439,574)	117,666
Cash and cash equivalents, beginning of period	449,784	1,105,059	967,742	1,030,049

Cash and cash equivalents, end of period	$528,168	$1,147,715	$528,168	$1,147,715

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

There have been no changes in the Company's significant accounting policies as set forth in the Company's audited financial statements for the year ended December 31, 2000, which were included in the Company's Form 10-KSB. These unaudited financial statements for the six months ended June 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

2.          PROPERTY AND EQUIPMENT

At June 30, 2001, property and equipment consists of the following:

Land and buildings	$367,961
Equipment	4,297,331
Leasehold improvements	381,641
Furniture and fixtures	225,417

5,272,350
Less accumulated depreciation and amortization	(3,414,282)

1,858,068
Equipment not placed in service	201,900

$2,059,968

3.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2001, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$303,525
Other accrued liabilities	202,496
Deferred revenue	206,981

$713,002

4.          PROVISION FOR INCOME TAXES

While the Company has net income in 2001, the Company expects to utilize net operating loss carry-forwards, which will reduce income tax expense to the state minimum tax of $800, or $1,600 for year ended December 31, 2000. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010.

5.          NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic net income (loss) per share calculation because they are currently anti-dilutive.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the consolidated financial condition of The RiceX Company and the results of operations for the quarters ended June 30, 2001 and 2000.

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

QUARTERS ENDED JUNE 30, 2001 AND 2000

Consolidated revenues in the quarter ended June 30, 2001 were $1,680,000, an increase of $726,000, or 76%, from the same period last year. The sales increase was primarily attributed to an increase in one product category, Solubles. Solubles increased $723,000 to $918,000 compared to the second quarter last year. The increased sales of Solubles were mostly the result of sales to The Christians Children’s Fund in Guatemala and an increased demand domestically. Stabilized Rice Bran ("SRB") regular sales showed an increase in revenue of $54,000 to $694,000, while, SRB fine decreased $1,000 to $28,000 and fiber decreased $47,000 to $39,000 compared to sales for quarter ended June 30, 2000.

Gross margins for quarter ended June 30, 2001 were $860,000, or 51%, compared to $441,000, or 46%, during the same period last year. The increase in gross margin was the result of increased total revenues and more directly an increase in sales of our higher margin Solubles product line in quarter ended June 30, 2001 versus the same period last year. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

Research and development ("R&D") expenses reflected a decrease for quarter ended June 30, 2001 compared to the same period last year. R&D expenditures decreased $91,000, or 74%, from $123,000 for quarter ended June 30, 2000 to $32,000 for the current quarter. The reduction of R&D expenses is partly due to the reimbursement from a customer for R&D expenditures in process research.

Selling, General, and Administration ("S,G&A") expenses were $333,000 for quarter ended June 30, 2001, compared to $203,000 for quarter ended June 30, 2000, an increase of $130,000. In general, these expenses have increased with increased activities over the same period last year. These increases have been anticipated by management based upon their 2001 business development plan. This trend is not expected by management to continue for the next six months on a comparative basis to the same time period last year.

Stock option and warrant compensation to employees was $25,000 for quarter ended June 30, 2000 and zero for quarter ended June 30, 2001. Stock option compensation expense is a non-cash charge relating to the issuance of favorably priced stock options to employees and directors to attract and retain key personnel to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vest over one year.

Professional fees increased to $108,000 for quarter ended June 30, 2001 compared to $89,000 for the second quarter last year. The increase of $19,000 is due primarily to a consulting agreement and related fees that were not present in the same period last year.

Investor relations’ fees increased from $51,000 during this period last year to $67,000 for quarter ended June 30, 2001. The increase of $16,000 was primarily associated with expenses related to an investor relations firm combined with expenses for the printing of our annual report to shareholders and expenses associated with the June 29, 2001 annual meeting.

Interest expense for quarter ended June 30, 2001 was reduced by $250,000 to $6,000 compared to $256,000 for the same period last year. The $250,000 decrease for quarter ended June 30, 2001, compared to quarter ended June 30, 2000, is mostly associated with the eliminated amortization of interest expense on a note to a shareholder that was paid in December 2000.

For quarter ended June 30, 2001, the Company's net income was $343,000, or $.01 per share, compared to a net loss of $291,000 or $.01 per share, a substantial improvement of $634,000 over the same period last year. The improvement for the quarter is primarily due to successful marketing efforts resulting in increased revenues, increased efficiencies in production, and increased gross margins. Combining a substantial decrease in interest expenses, strong Solubles sales to the Christians Children’s Fund in Guatemala, and increased sales of Solubles domestically, the Company experienced an improvement in net income and expects the trend to continue through 2001.

While the Company has net income in 2001, the Company expects to utilize net operating loss carry-forwards which will reduce income tax expense to the state minimum tax of $800, or $1,600 for year ended December 31, 2001.  Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Consolidated revenues through June 30, 2001 of $2,856,000 increased $1,025,000, or 56%, from the same period last year. The sales increase is attributed to a year to date increase in one product category, Solubles. Solubles increased $1,170,000, or 315%, from $369,000 last year to $1,539,000 for the same period ended June 30, 2001. The increased sales of Solubles were the result of sales to the Christians Children’s Fund in Guatemala and an increased demand domestically. SRB regular 2001 sales showed a decrease in revenue of $43,000 to $1,223,000, while SRB fine decreased $5,000 to $47,000 and fiber decreased $72,000 to $40,000 compared to sales through June 30, 2000. Although the Company experienced reduced sales in all product lines except Solubles on a comparative basis to last year, the Company does not expect this trend to continue for year end December 31, 2001 results.

Gross margins through June 30, 2001 were $1,346,000, or 47%, compared to $742,000 or 41%, during the same period last year. The increase in both margin dollars and percentage was the result of strong Solubles sales to the Christians Children’s Fund in Guatemala, and increased sales of Solubles domestically. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

R&D expenses reflect significant decreases for period ended June 30, 2001 compared to the same period last year. R&D expenditures decreased from $176,000 for the period ended June 30, 2000 to $101,000 for the current period ended June 30, 2001. The reduction of R&D expenses is mostly due to the reimbursement from a customer for R&D expenditures in process research.

S,G&A expenses were $715,000 for the period ended June 30, 2001, compared to $511,000 for the period ended June 30, 2000, an increase of $205,000. The increase is attributed to no reimbursements from an affiliate for office, insurance, and rent expenses in 2001, as well as expenses relating to increased marketing efforts. Also, some administrative expenses have increased with increased activities over the same period last year. These increases have been anticipated by management based upon their 2001 business development plan. This trend is not expected by management to continue for the next six months on a comparative basis to the same time period last year.

Stock option and warrant compensation to employees was $50,000 for six months ended June 30, 2000 and zero for six months ended June 30, 2001. Stock option compensation expense is a non-cash charge relating to the issuance of favorably priced stock options to employees and directors to attract and retain key personnel to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vest over one year.

Professional fees increased to $242,000 for the period ended June 30, 2001 from $203,000 for the prior year's period. The increase of $39,000, is due primarily to a consulting agreement and related fees that were not present in the same period last year.

Investor relations’ fees decreased from $416,000 for this period last year to $71,000 quarter ended June 30, 2001. The decrease of $345,000 was primarily associated with the absence in 2001 of expenses related to an investor relations firm for the issuance of stock and warrants in return for services in 2000. Expenditures at 2001 levels are expected to continue for the remainder of year ending December 31, 2001.

Interest expense for the period ended June 30, 2001 was $8,000 compared to $512,000 for the same period last year. The decrease was mostly associated with the eliminated amortization of interest expense on a note to a shareholder that was paid off in December 2000.

For the first time in the Company’s history, the Company experienced a year to date net income. For the six months ended June 30, 2001, the Company’s net income was $251,000 or $.01 per share, compared to a net loss of $1,054,000 or $.03 per share, an improvement of $1,306,000 over the same period last year. The improvement is primarily due to successful marketing efforts resulting in increased revenues, increased efficiencies in production, and increased gross margins. Combining a decrease in interest expenses, strong Solubles sales to the Christians Children’s Fund in Guatemala, and increased sales of Solubles domestically, the Company experienced a significant improvement in the Company’s net income and anticipates that this trend will continue through 2001.

While the Company has net income in 2001, the Company expects to utilize net operating loss carry-forwards which will reduce income tax expense to the state minimum tax of $800, or $1,600 for year ended December 31, 2001.  Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months ended June 30, 2001, the cash balance decreased compared to the same period last year. Cash balance at June 30, 2001 decreased $620,000 to $528,000 from $1,148,000 at June 30, 2000.  Cash balances during the year 2000 were building in anticipation of retiring the Company’s final long-term debt of $1,850,000 at December 31, 2000.

Six months ended June 30, 2001 showed $891,000 in cash provided from operating activities before recognizing $1,341,000 of deferred revenue that was received in December 2000. After recognizing deferred revenue for six months ended June 30, 2001, cash used in operations was $449,000 compared with generating $30,000 from operating activities for six months ended June 30, 2000. As disclosed below, the Company has $207,000 of product prepayment in deferred revenue at June 30, 2001 for the July shipment to the Christians Children’s Fund in Guatemala. The Company expects to continue the balance of six months of shipments to The Christians Children’s Fund in Guatemala. Cash flows from financing activities were $101,000 and zero at quarters ended June 30, 2000 and 2001 respectively.

In December 2000, the Company entered into an international joint venture with PRODESA and the Christians Children’s Fund for supplying nutritionally dense ingredients for regional nutritional enhancement and school breakfast/lunch programs at the community level throughout Guatemala. As a result, the Company received an initial order from PRODESA for $2,500,000 that required the Company to deliver product to Guatemala over twelve months starting January 2001. Also in December 2000, the Company received $1,240,800 as prepayment for the first six months of said purchase order to Guatemala. During 2001 the Company has been delivering product to The Christians Children’s Fund in Guatemala on a monthly basis. At June 30, 2001 the Company has $207,000 of product prepayment recorded in deferred revenue. The Company and PRODESA expect the twelve-month program in Guatemala to be successful and expand into other countries of the region. The Company anticipates it will start shipping Solubles to Honduras during the third quarter of 2001. The Honduras program will be similar to that established in Guatemala.

During 2000, the Company finalized and entered into a joint venture agreement with NutraStar, Incorporated (“NutraStar”) for developing and marketing the nutraceutical and value-added functional foods markets for human nutrition. NutraStar was granted an exclusive license to sell RiceX products in the nutraceutical market. By year-end 2000 NutraStar had not finalized its pending funding, consequently the Company established a reserve of $250,000 against a receivable from NutraStar. For six months ended June 30, 2001, the Company has a receivable from NutraStar for approximately $55,000 net of allowance for doubtful accounts of $250,000. There have been no changes in the pending funding for NutraStar as of June 30, 2001.

During 2000, initial market development focused on nutritionally dense ingredients in the international market place: first in Latin America and then Asian countries. These market segments currently represent multi billion dollar potential market opportunities. Also during 2000, the Company initiated strategic alliance discussions with major domestic premium pet food and equine feed manufacturers and distributors. Domestic markets for these segments currently represent a potential opportunity of over $250 million annually. The Company anticipates the focus during 2001 will be to aggressively finalize a joint venture with a major premium pet and equine product producer. The Company hopes the results of these successful alliances will have a significant financial effect on the Company’s annual revenues and profit lines. There can be no assurance the Company will obtain additional strategic partners.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. While the outcome of lawsuits and other proceedings against the Company cannot be predicted with certainty, in the opinion of management, none of the litigation in which the Company is currently involved, individually or in the aggregate, is expected to result in a material effect on the Company’s financial position or results of operations.

Item 2.  CHANGES IN SECURITIES
None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of Stockholders of the Company was held on June 29, 2001. At the 2001 Annual Meeting, the Company’s stockholders considered and voted upon the following matters:

1.	Approving the election of Daniel L. McPeak Sr. and Todd C. Crow as Class III directors of the Company; and

2.	Approving the increase of authorized shares of common stock to be issued under the Company’s 1997 Stock Option Plan from 5,000,000 to 10,000,000 and increasing the number of reserved shares of Common Stock from 5,000,000 shares to 10,000,000 shares.

At the time of the meeting, proxies representing 32,128,855 votes were cast approving the election of Daniel L. McPeak Sr. and Todd C. Crow as directors of the Company. In addition, proxies representing 20,078,115 votes were cast approving the increase of authorized shares of common stock to be issued under the Company’s 1997 Stock Option Plan from 5,000,000 to 10,000,000 and increasing the number of reserved shares of Common Stock from 5,000,000 shares to 10,000,000 shares.

The directors whose terms of office as directors continued after the meeting are Kirit S. Kamdar, Steven W. Saunders and Kenneth L. Miller.

The final tabulation of votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each director nominee and amending the 1997 Stock Option Plan.

	VOTES

	FOR	AGAINST	WITHHELD	ABSTENTIONS	BROKER NON-VOTES

Daniel L. McPeak Sr.	32,128,855	-	155,028	-	-
Todd C. Crow	32,128,855	-	155,028	-	-
Amending 1997 Stock Option Plan	20,078,115	309,183	-	49,611	-

Item 5.  OTHER INFORMATION
None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT NO	DESCRIPTION OF EXHIBIT

2.1	Certificate of Incorporation of the Company. (1)
2.2	Form of Incorporation of the Company. (1)
3.1	Certificate of Incorporation of the Company. (1)
3.2	Form of Corporate By-laws (2)
4.1	Option Agreement between the Company and David B. Lockton dated August 1, 1996. (1)
4.2	Security Agreement between Food Extrusion, Inc. and Monsanto Company dated November 1, 1996. (1)
4.3	Promissory Note of the Company in favor of Monsanto Company in the amount of $5,000,000 dated November 1, 1996. (1)
4.4	Registration Rights Agreement by and among the Company and Monsanto Company dated February 5, 1997. (1)
4.5	Form of Registration Rights Agreement between the Company and certain officers and directors. (1)
4.6	Form of Warrant Agreement between the Company and certain investors dated February 9, 1996. (1)
4.7	Letter Agreement between the Company and certain investors dated January 15, 1999. (5)
4.8	Shareholders Agreement between CF Corporation (formerly Centennial Foods, Inc.) and the Company dated March 19, 1997. (1)
4.9	Amendment No. 1 to the Shareholders Agreement between CF Corporation and the Company dated January 15, 1999. (5)
4.10	Registration Rights Agreement between the Company and CF Corporation dated January 22, 1999. (5)
4.11	Form of Directors Stock Option Agreement. (1)(3)
4.12	Form of Non-statutory Stock Option Agreement not issued under the 1997 Stock Option Plan, governing options granted to employees by the Company. (1)(3)
4.13	Note Agreement between Monsanto Company and the Company dated October 31, 1996. (1)
4.14	Addendum No. 1 to Note Agreement dated October 31, 1996 between Monsanto Company and the Company dated February 6, 1997. (1)
4.15	Creditor Agreement between Centennial Foods, Inc., the Company and Ike Lynch dated October 14, 1996. (1)
4.16	Creditor Agreement between Centennial Foods, Inc., the Company and Montana Department of Environmental Quality dated October 18,1996. (1)
4.17	Assignment of Commercial Security Agreement and Business Loan and Credit Agreement dated March 4, 1996 between Seattle–First National Bank and Company 19 General Partnership. (1)
4.18	Assignment of Subordination Agreements and Negotiable Collateral between Seattle-First National Bank and Company 19 General Partnership dated March 4, 1996. (1)
4.19	Creditor Agreement between Centennial Foods, Inc. and Company 19 General partnership dated October 14, 1996. (1)
4.20	Form of Subordination Agreement between certain creditors of Centennial Foods, Inc. in favor of Seafirst. (1)
4.21	Creditor's Agreement between Centennial Foods and Montana Department of Commerce dated October 11, 1996. (1)
4.22	Form of Creditor's Agreement between Centennial Foods, Inc. and certain convertible note holders. (1)
4.23	Amended and Restated Loan Agreement between the Company and FoodCeuticals dated as of December 31, 1998. (5)
4.24	Promissory Note in the amount of $1,850,000 payable to FoodCeuticals dated December 31, 1998. (5)
4.25	Registration Rights Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)
4.26	Warrant Agreement number 98-1 between the Company and FoodCeuticals dated December 31, 1998. (5)
4.27	Warrant Agreement number 99-1 between the Company and FoodCeuticals dated January 15, 1999. (5)
4.28	Security Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)
4.29	Form of Warrant Agreement between the Company and certain former officers of the Company dated as of December 1998. (5)
4.30	Subscription Agreement between the Company and Heldomo, A.G. dated September 10, 1998. (5)
4.31	Warrant Agreement between the Company and Heldomo, A.G. dated September 10, 1998. (5)
4.32	Stockholder Agreement by and among Patricia McPeak, The RiceX Company, Inc., Joseph Pagano, Eugene Mulvihill, and BioCeutics, Inc. dated November 1, 1999. (6)
4.33	Warrant Agreement between the Company and Dorchester Group dated April 26, 1999. (6)
4.34	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated October 1, 1999. (3)(6)
4.35	Warrant Agreement between the Company and JDK & Associates dated November 1, 1999. (6)
4.36	Addendum No. 2 to the October 31, 1996 Monsanto Security Agreement dated November 30, 1999. (6)
4.37	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Vice President, Operations, Ike Lynch dated November 1, 1999. Identical Agreements with Vice President and General Manager, Daniel McPeak, Jr. and Vice President of Finance, Chief Financial Officer, Todd C. Crow. (3)(6)
4.38	Form of Subscription Agreement to the Private Placement Offering 1999. (6)
4.39	Form of Warrant Agreement to the Private Placement Offering 1999. (6)
4.40	Memorandum of Understanding dated June 29, 2000 between the Company and Intermark Partners, LLC to convert to equity the note for $2,500,000. (8)
4.41	Warrant agreement between the Company and GBV Intermark Fund, LLC dated September 29, 2000. (9)
4.42	Warrant agreement between the Company and Gilbert L. McCord, Sr. dated September 29, 2000. (9)
4.43	Definitive agreement between the Company and Intermark Partners, LLC dated September 29, 2000. (9)
4.44	Form of Warrant Agreement between the Company and certain former employees dated as of March 31, 2000. (10)
4.45	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Daniel L. McPeak, Sr. dated October 27, 2000. (3)(10)
4.46	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class I Warrant dated October 2, 2000. (10)
4.47	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class II Warrant dated October 2, 2000. (10)
4.48	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class III Warrant dated October 2, 2000. (10)
4.49	Form of Board Member Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and the Board Members dated February 22, 2001.
10.1	Employment Agreement between the Company and Cherukuri Venkata Reddy Sastry dated April 14, 1996. (1)(3)
10.2	Employment Agreement between the Company and Rukmini Cheruvanky dated April 14, 1996. (1)(3)
10.3	Employment Agreement between the Company and Daniel McPeak dated April 1, 1997. (1)(3)
10.4	Employment Agreement between the Company and Patricia Mayhew dated April 1, 1997. (1)(3)
10.5	Employment Agreement between the Food Extrusion Montana, Inc. and Ike E. Lynch dated March 19, 1997. (1)(3)
10.6	Form of Indemnification Agreement by and among the Company and certain officers and directors. (1)(3)
10.7	Agreement between the Company and Wolcott Farms, Inc. dated March 1, 1997. (1)*
10.8	Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmer's Rice and the Company dated June 28, 1994. (1)*
10.9	Amendment dated April 16, 1996 to Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmers' Rice Cooperative and the Company dated June 28, 1994. (1)
10.10	Stabilized Rice Bran Processing, Sales and Marketing Agreement between California Pacific Rice Milling, Ltd. and the Company dated August 1995. (1)*
10.11	Agreement between the Company and Dry Creek Trading, Inc. dated February 1, 1997. (1)
10.12	Letter Agreement between DuCoa, L.P. and the Company dated February 25, 1998. (1)*
10.13	Letter of Intent between Monsanto Company and Company dated March 16, 1998. (1)*
10.14	First Amendment to Letter Agreement between Monsanto Company and Company dated July 27, 1998. (2)
10.15	Security Agreement between CF Corporation, Food Extrusion Montana, Inc. and the Company dated March 19, 1997. (1)
10.16	Promissory Note in favor of Dominion Resources, Inc. in the amount of $1,750,000 dated July 30, 1996. (1)
10.17	Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991. (1)
10.18	First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994. (1)
10.19	Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.20	Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.21	Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.22	First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996. (1)
10.23	Second Amendment of Lease Agreement between Roebbelen Land company and the Company dated February 1, 1998. (1)
10.26	Asset Purchase Agreement between Centennial Foods, Inc., Food Extrusion Montana, Inc. and the Company dated January 2, 1997. (1)
10.27	BioCeutics License Agreement dated November 1, 1999. (3)
10.28	Executive Employment Agreement for Daniel L. McPeak Jr. Executives Todd C. Crow and Ike Lynch have similar employment agreements. (3)
10.29	Intermark Partners, LLC Addendum to Letter of Intent to Invest, Agreement in Principal dated November 16, 1999. (6)
10.30	Intermark Partners, LLC Supplemental Agreement dated March 10, 2000. (7)
10.31	Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated October 20, 1999. (3)(8)
10.32	Termination of Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated February 2000. (3)(7)
10.33	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers’ Rice Cooperative and the Company dated May 1, 1999. * (3)(6)
10.34	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between California Pacific Rice Milling, Inc. and the Company effectively dated January 1, 2000. (7)
10.35	Licensing Agreement between NutraStar, Inc. and the Company. (7)
10.36	Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999. (8)
10.37	Settlement and General Release among three executive officers and The RiceX™ Company effective June 30, 2000. (8)
10.38	Employment Agreement between Daniel L. McPeak, Sr. and the Company dated April 1, 2000. (3)(10)
10.39	Consulting Agreement executed as of February 22, 2001, by and between The RiceX Company and Dr. Glenn H. Sullivan (3)(11)
10.40	Consulting Agreement between JDK and Associates, Inc. and the Company executed as of March 15, 2001.
16.1	Letter from PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand LLP) dated July 28, 1998. (2)
16.2	On August 17, 1999, The RiceX Company dismissed PricewaterhouseCoopers; LLP (formerly Coopers and Lybrand, LLP) dated July 28, 1998. (4)
16.3	On September 17, 1999, Grant Thornton, LLP was engaged by the Company as its principal accountant to audit the Company’s financial statements. (4)
16.4	Effective January 1, 2000, Grant Thornton, LLP, the independent accountants for The RiceX Company, sold its Stockton and Sacramento, California offices to Moss Adams, LLP, an accounting and consulting firm. Since the individuals performing services for the Company at Grant Thornton are now in the employ of Moss Adams, effective January 01, 2000, the Company dismissed Grant Thornton as its independent accountants and engaged the services of Moss Adams to act as the Company’s principal accountants to audit the Company’s financial statements. (4)

(1)         Previously filed as an exhibit to the Company's Registration Statement No. 000-24285 filed with the Commission on           May 18, 1998.

(2)         Previously filed as an exhibit to the Company’s Amendment No. 2 to the Registration Statement No. 000-24285 filed          with the Commission on August 26, 1998.

(3)         Represents a management contract or compensatory plan or arrangement.

(4)         Previously filed as Item (4) on Form 8-K dated August 26, 1999, September 22, 1999, or January 7, 2000.

(5)         Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 15, 1999.

(6)         Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on March 30, 2000 and i   ncorporated herein by reference.

(7)         Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 12, 2000 and        incorporated herein by reference.

(8)         Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 18, 2000 and incorporated herein by reference.

(9)         Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on November 14, 2000 and              incorporated herein by reference.

(10)       Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 17, 2001 and       incorporated herein by reference.

(11)       Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 15, 2001 and        incorporated herein by reference.

(b) Reports on Form 8-K

             None

* Confidential treatment granted as to certain portions.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.

THE RICEX COMPANY

Date: August 10, 2001	By:	/s/ Daniel L. McPeak

Daniel L. McPeak
Chairman of the Board and Chief Executive Officer

Date: August 10, 2001	By:	/s/ Todd C. Crow

Todd C. Crow
Vice President of Finance and Chief Financial Officer