Form 10QSB
period 2001-09-30
RICEX CO
filed 2001-11-13
CIK 1061881

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2001

Commission file number 0-24285

THE RICEX COMPANY

68-0412200
Incorporated in Delaware	IRS Employer Identification No.

1241 Hawk's Flight Court, El Dorado Hills, CA 95762

Registrant's Telephone No. (916) 933-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of common stock outstanding as of September 30, 2001:

38,829,350

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):

Yes ☐ No ☒

The RiceX Company

Form 10-QSB for the Quarter Ended September 30, 2001

THE RICEX COMPANY

CONSOLIDATED BALANCE SHEET

September 30, 2001

(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$957,722
Trade accounts receivable	718,692
Inventories	202,168
Deposits and other current assets	126,908

Total current assets	2,005,490

PROPERTY AND EQUIPMENT, net	1,958,142

OTHER ASSETS	91,986

$4,055,618

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$464,363
Deferred revenue	206,234

Total current liabilities	670,597

Total liabilities	670,597

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.00l per share,10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, par value $.001 per share,100,000,000 shares authorized, 38,829,350 shares issued and outstanding	38,829
Additional paid-in capital	29,165,191
Accumulated deficit	(25,818,999)

Total shareholders' equity	3,385,021

$4,055,618

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarters ended		Nine months ended
	Sept 30, 2001	Sept 30, 2000	Sept 30, 2001	Sept 30, 2000
Revenues
Sales	$1,767,406	$837,340	$4,610,641	$2,655,387
Royalties	6,131	3,086	18,755	15,650
	1,773,537	840,426	4,629,396	2,671,037
Cost of sales	671,910	547,105	2,032,799	1,635,895
	1,101,627	293,321	2,596,597	1,035,142
Research and development expenses	48,734	45,603	150,038	220,909
Selling, general and administrative expenses	446,359	350,351	1,311,439	862,088
Stock option and warrant compensation to employees	-	24,948	-	74,844
Professional fees	157,385	41,726	399,391	244,588
Investor relations	55,894	14,908	126,395	431,083
Income (loss) from operations	393,255	(184,215)	609,334	(798,370)
Other income (expense):
Interest and other income	17,782	15,106	60,719	86,754
Interest and other expense	(309)	(255,771)	(8,207)	(767,735)
Net income (loss)	$410,728	$(424,880)	$661,846	$(1,479,351)
Basic and diluted earnings per share:
Net income (loss) per share	$0.01	$(0.01)	$0.02	$(0.04)
Weighted average number of shares outstanding	38,829,350	36,372,517	38,829,350	35,992,154

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarters ended		Nine months ended
	Sept 30, 2001	Sept 30, 2000	Sept 30, 2001	Sept 30, 2000
Cash flow from operating activities:
Net income (loss)	$410,730	$(424,880)	$661,846	$(1,479,351)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	203,800	175,366	612,889	511,101
Shares, warrants and options issued for compensation and services	38,455	24,948	82,732	154,971
Amortization of investor relations fees	-	-	-	281,527
Deferred revenue received	620,400	-	827,200	-
Deferred revenue recognized	(620,400)	-	(1,961,200)	-
Amortization of prepaid processing fees	19,531	19,532	58,595	58,594
Amortization of prepaid interest and debt issuance costs	-	254,974	-	764,919
Net changes in operating assets and liabilities
Trade accounts receivable	42,976	9,383	(77,012)	(200,166)
Inventories	(95,355)	53,339	110,666	173,716
Deposits and other current assets	(46,203)	72,259	(81,056)	(9,150)
Accounts payable and accrued liabilities	(42,405)	(22,342)	(152,530)	(63,174)
Net cash from operating activities	531,529	162,579	82,130	192,987
Cash flows from investing activities
(Purchases) sales of property and equipment, net	(101,975)	(57,121)	(92,150)	(153,513)
Net cash from investing activities	(101,975)	(57,121)	(92,150)	(153,513)
Cash flows from financing activities
Proceeds from issuance of common stock	-	-	-	126,000
Proceeds, issuance of common stk, exercise of options	-	-	-	(1,500)
Issuance of common stock on equipment purchase	-	-	-	68,750
Expenses related to conversion of debt	-	(81,216)	-	(81,216)
Private Placement financing expenses	-	-	-	(9,600)
Net cash from financing activities	-	(81,216)	-	102,434
Net (decrease) increase in cash and cash equivalents	429,554	24,242	(10,020)	141,908
Cash and cash equivalents, beginning of period	528,168	1,147,715	967,742	1,030,049
Cash and cash equivalents, end of period	$957,722	$1,171,957	$957,722	$1,171,957

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The RiceX Company ("RiceX"), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company.  RiceX has a wholly owned subsidiary, Food Extrusion Montana, Inc. (“FoodEx Montana”). The consolidated financial statements include the accounts of RiceX and FoodEx Montana (collectively "the Company"), after the elimination of all inter-company balances and transactions.

The Company is an agribusiness food technology company, which has developed a proprietary process to stabilize rice bran. RiceX is headquartered in El Dorado Hills, California and has stabilization equipment located at a rice mills in Northern California.  The Company purchases raw rice bran from the mill and mill employees, under Company supervision, operate the Company's equipment to stabilize rice bran. The Company pays a processing fee to the mill for this service. Also under agreement with this mill, the mill may use the Company's equipment to stabilize rice bran for its customers in exchange for the payment of a royalty fee to the Company.

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

There have been no changes in the Company's significant accounting policies as set forth in the Company's audited financial statements for the year ended December 31, 2000, which were included in the Company's Form 10-KSB. These unaudited financial statements for the nine months ended September 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

2.     PROPERTY AND EQUIPMENT

At September 30, 2001, property and equipment consists of the following:

Land and buildings	$367,961
Equipment	4,409,920
Leasehold improvements	381,641
Furniture and fixtures	225,417
5,384,939
Less accumulated depreciation and amortization	(3,628,697)
1,756,242
Equipment not placed in service	201,900
$1,958,142

3.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2001, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$158,038
Other accrued liabilities	306,325
$464,363

4.     PROVISION FOR INCOME TAXES

While the Company has net income in 2001, the company expects to utilize net operating loss carry-forwards, which will reduce income tax expense to the state minimum tax of $800 for year ended December 31, 2001. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010.

5.   NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic net income (loss) per share calculation because they are currently anti-dilutive.

6.   SUBSEQUENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”.  SFAS No. 141 is effective for transactions initiated after June 30, 2001.  SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In June 2001, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  The Company is required to adopt the provisions of Statement No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted.  The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the consolidated financial condition of The RiceX Company and the results of operations for the quarters and nine months ended September 30, 2001 and 2000.

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

QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

Consolidated revenues in quarter ended September 30, 2001 was $1,774,000, an increase of $933,000, or 111%, from the same period last year. The sales increase was primarily attributed to an increase in one product category, solubles. Solubles increased $933,000 to $1,086,000 compared to the third quarter last year. The increased sales of solubles were the result of sales to The Christians Children’s Fund in Guatemala and an increased demand domestically. Stabilized Rice Bran ("SRB") regular sales showed an increase in revenue of $55,000 to $559,000, SRB fine increased $69,000 to $97,000, while, fiber decreased $126,000 to $26,000 compared to sales for quarter ended September 30, 2000.

Gross margins for quarter ended September 30, 2001 were $1,102,000, or 62%, compared to $293,000, or 35%, during the same period last year. The increase in gross margin was the result of increased total revenues and more directly an increase in sales of our higher margin solubles product line in quarter ended September 30, 2001 versus the same period last year. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase in higher margin products.

Research and development ("R&D") expenses slightly increased for quarter ended September 30, 2001 compared to the same period last year. R&D expenditures went from $46,000 for quarter ended September 30, 2000 to $49,000 for the current quarter. The modest increase for quarter ended September 30, 2001was anticipated by management and in line with increased activity during the current quarter.

Selling, General, and Administration ("S,G&A") expenses were $446,000 for quarter ended September 30, 2001, compared to $350,000 for quarter ended September 30, 2000, an increase of $96,000. In general, these expenses have increased with increased activities over the same period last year. These increases have been anticipated by management based upon their 2001 business development plan. This trend is expected by management to continue for the next three months on a comparative basis to the same time period last year.

Stock option and warrant compensation to employees was $25,000 for quarter ended September 30, 2000 and zero for quarter ended September 30, 2001. Stock option compensation expense is a non-cash charge relating to the issuance of favorably priced stock options to employees and directors to attract and retain key personnel to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vest over one year.

Professional fees increased to $157,000 for quarter ended September 30, 2001 compared to $42,000 for the third quarter last year. The increased fees were anticipated because of increased activity for quarter ended September 30, 2001 compared to the same period last year. The quarter ended September 30, 2001 professional fees are associated with legal fees and new business development consulting fees and related charges.

Investor relations fees increased from $15,000 during this period last year to $56,000 for quarter ended September 30, 2001. The increase of $41,000 was associated with expenses related to an investor relations firm combined with expenses associated with financial printing and reporting fees.

Interest expense for quarter ended September 30, 2001 decreased more than $256,000 compared to the same period last year.  Interest expense for quarter ended September 30, 2001 was $300 compared to $256,000 for quarter ended September 30, 2000. The $256,000 decrease for quarter ended September 30, 2001, compared to quarter ended September 30, 2000, is associated with the eliminated amortization of interest expense on a note to a shareholder that was paid in December 2000.

For quarter ended September 30, 2001, the Company's net income was $411,000, or $.01 per share, compared to a net loss of $425,000 or $.01 per share, an improvement of $836,000 over the same period last year. The improvement for the quarter is primarily due to successful marketing efforts resulting in increased revenues, increased efficiencies in production, and increased gross margins. Combining a decrease in interest expenses, strong solubles sales to the Christians Children’s Fund in Guatemala, and increased sales of solubles domestically; the Company experienced an improvement in net income.

While the Company has net income in 2001, the Company expects to utilize net operating loss carry-forwards which will reduce income tax expense to the state minimum tax of $800 for year ended December 31, 2001.  Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Consolidated revenues through September 30, 2001 increased $1,958,000, or 73% from $2,671,000 for nine months ended September 30, 2000 to $4,629,000 for nine months ended September 30, 2001. The sales increase is attributed to a year to date increase primarily in two product categories, solubles and SRB fine. Solubles increase of $2,103,000, or 403%, due to sales to the Christians Children’s Fund in Guatemala and an increase demand domestically. SRB fine increased $64,000, or 79%. The Company expects the increased revenue trend to continue for year ended December 31, 2001 results.

Gross margins through nine months ended September 30, 2001 were $2,597,000, or 56%, compared to $1,035,000 or 49%, during the same period last year. Contributing to the increase in both margin dollars and percentage was the result of strong solubles sales to the Christians Children’s Fund in Guatemala, and increased sales of solubles domestically. Gross margins on the Company's various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase in higher margin products.

R&D expenses reflect decreases for nine months ended September 30, 2001 compared to the same period last year. R&D expenditures decreased from $221,000 for the period ended September 30, 2000 to $150,000 for the current period ended September 30, 2001. The reduction of R&D expenses is mostly due to the reimbursement from a customer for R&D expenditures in process research.

S,G&A expenses were $1,311,000 for nine months ended September 30, 2001 compared to $862,000 for the period ended September 30, 2000, an increase of $449,000. During 2000, the Company received reimbursements from an affiliate for 1999 and 2000 expenses incurred for office, insurance, and rent expenses. Also, some marketing and administrative expenses have increased with increased activities for quarter ended September 30, 2001. These increases have been anticipated by management based upon their 2001 business development plan. The Company expects this trend to continue for the next three months on a comparative basis to the same time period last year.

Stock option and warrant compensation to employees was $75,000 for nine months ended September 30, 2000 and zero for nine months ended September 30, 2001. Stock option compensation expense is a non-cash charge relating to the issuance of favorably priced stock options to employees and directors to attract and retain key personnel to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vest over one year.

Professional fees increased to $399,000 for the period ended September 30, 2001 from $245,000 for the prior year's period. The increase of $154,000 is primarily associated to new business development consulting fees and related charges. The increases on a comparative basis have been anticipated by management and are included in the Company’s 2001 business development plan.

Investor relations fees decreased from $431,000 for this period last year to $126,000 for quarter ended September 30, 2001. The decrease of $305,000 was primarily associated with the absence in 2001 of expenses related to an investor relations firm for the issuance of stock and warrants in return for services in 2000. Expenditures at 2001 levels are expected to continue for the remainder of year ending December 31, 2001.

Interest expense for the period ended September 30, 2001 was $8,000 compared to $768,000 for the same period last year. The decrease was associated with the eliminated amortization of interest expense on a note to a shareholder that was paid off in December 2000.

For the nine months ended September 30, 2001, the Company’s net income was $662,000 or $.02 per share, compared to a net loss of $1,479,000 or $.04 per share, an improvement of $2,141,000 over the same period last year. The improvement is primarily due to successful marketing efforts resulting in increased revenues, increased efficiencies in production, and increased gross margins. Combining a decrease in interest expenses, strong solubles sales to the Christians Children’s Fund in Guatemala, and increased sales of solubles domestically; the Company experienced a significant improvement in its net income and anticipates that this trend will continue through 2001 on a comparative basis to fiscal year 2000.

While the Company has net income in 2001, the Company expects to utilize net operating loss carry-forwards which will reduce income tax expense to the state minimum tax of $800 for year ended December 31, 2001.  Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months ended September 30, 2001, the cash balance decreased compared to the same period last year. Cash balance at September 30, 2001 decreased $214,000 to $958,000 from $1,172,000 at September 30, 2000.  Cash balances during the year 2000 were building in anticipation of retiring the Company’s final long-term debt of $1,850,000 at December 31, 2000.

Nine months ended September 30, 2001 showed $1,216,000 in cash provided from operating activities before realizing $1,134,000 of deferred revenue received and recognized at September 30, 2001. After recognizing deferred revenue for nine months ended September 30, 2001, cash generated in operations was $82,000 compared with generating $193,000 from operating activities for nine months ended September 30, 2000. As disclosed below, the Company has $207,000 of product prepayment in deferred revenue at September 30, 2001 for the October 2001 shipment to the Christians Children’s Fund in Guatemala. The Company expects to continue shipments to The Christians Children’s Fund in Guatemala. Cash flows from financing activities were $102,000 and zero at quarters ended September 30, 2000 and 2001 respectively.

In December 2000, the Company entered into an international joint venture with PRODESA and the Christians Children’s Fund for supplying nutritionally dense ingredients for regional nutritional enhancement and school breakfast/lunch programs at the community level throughout Guatemala. As a result, the Company received an initial order from PRODESA for $2,500,000 that required the Company to deliver product to Guatemala over twelve months starting January 2001. Also in December 2000, the Company received $1,240,800 as prepayment for the first six months of said purchase order to Guatemala. For the second six months arrangements under said purchase order, the Company has received monthly prepayments from The Christians Children’s Fund in Guatemala.  During 2001 the Company has been delivering product to The Christians Children’s Fund in Guatemala on a monthly basis. At September 30, 2001 the Company has $207,000 of product prepayment recorded in deferred revenue for the October 2001 shipment. The Company and PRODESA expect the twelve-month program in Guatemala to be successful and expand into other countries of the region. The Company anticipates it will start shipping solubles to Honduras during the fourth quarter of 2001 but not later than the first quarter of 2002. The Honduras program will be similar to that established in Guatemala. The Company is holding substantive discussions with several government authorities which may result in expanding its Central American program into an additional three countries during year 2002.

During 2000, the Company finalized and entered into a joint venture agreement with NutraStar, Incorporated (“NutraStar”) for developing and marketing the nutraceutical and value-added functional foods markets for human nutrition. NutraStar was granted an exclusive license to sell RiceX products in the nutraceutical market. The license covers the United States on an exclusive basis and worldwide on a non-exclusive basis.  The exclusive license can be expanded on a country-by-country basis. As part of this transaction, Patricia McPeak resigned as President of the Company and became an officer and shareholder of NutraStar. Ms. McPeak retained her seat on the Company's Board of Directors until June 29, 2001, the end of her term.  She is the spouse of Daniel L. McPeak, Sr., Chairman of the Board and Chief Executive Officer of the Company.  In exchange for the exclusive license in the nutraceutical market, the Company will receive license fees and it became a shareholder in NutraStar. By year-end 2000 NutraStar had not finalized its pending funding; consequently the Company established a reserve of $250,000 against a receivable from NutraStar. For nine months ended September 30, 2001, the Company has a receivable from NutraStar for approximately $27,000 net of allowance for doubtful accounts of $250,000. There have been no changes in the pending funding for NutraStar as of September 30, 2001 and consequently the Company has suspended NutraStar’s exclusivity.

During 2000, initial market development focused on nutritionally dense ingredients in the international market place: first in Latin America and then Asian countries. These market segments currently represent multi billion dollar potential market opportunities. Also during 2000, the Company initiated strategic alliance discussions with major domestic premium pet food and equine feed manufacturers and distributors. Domestic markets for these segments currently represent a potential opportunity of over $250 million annually. During 2001, the Company continues to aggressively discuss joint venture opportunities with major premium pet and equine product producers. The Company hopes the results of these successful alliances will have a significant financial effect on the Company’s annual revenues and profit lines starting within fiscal year 2002. There can be no assurance the Company will obtain additional strategic partners.

The Company has retained the services of The University of Illinois, Animal Science Department to study the physiological effects of RiceX Bran on companion pets. The results of this eight-week clinical trial will be scientifically reviewed and published upon completion. The Company hopes that this study will have a positive effect on its marketing efforts worldwide. The United States market for companion pet foods is estimated to be $12 billion annually and $27 billion worldwide. The University of Illinois is currently preparing the clinical study report that the Company anticipates receiving by year end December 31, 2001.

The Company expects to continue to expand its sales and marketing efforts, research and development, and professional and legal fees for patent and trademark applications. The Company has various ongoing business development strategies that target international markets and domestic premium pet food and equine feed markets.

These efforts could significantly increase demand for the Company's products beyond the Company's current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet such expansion requirements. The Company has sufficient cash reserves to meet all anticipated short term operating requirements.

The timing and amount of any long term capital requirements cannot be predicted at this time. There can be no assurance that any financing will be available on acceptable terms.  If such financing is not available on satisfactory terms, the Company may be unable to develop or expand its business, develop new products, or develop new markets at the rate desired and its operating results may be adversely affected.

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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of Stockholders of the Company was held on June 29, 2001. At the 2001 Annual Meeting, the Company’s stockholders considered and voted upon the following matters:

1.	Approving the election of Daniel L. McPeak Sr. and Todd C. Crow as directors of the Company; and
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

	VOTES				BROKER
	FOR	AGAINST	WITHHELD	ABSTENTIONS	NON-VOTES
Daniel L. McPeak Sr.	32,128,855	-	155,028	-	-
Todd C. Crow	32,128,855	-	155,028	-	-
Amending 1997 Stock Option Plan	20,078,115	309,183	-	49,611	-

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

4.38	Form of Subscription Agreement to the Private Placement Offering 1999. (6)
4.39	Form of Warrant Agreement to the Private Placement Offering 1999. (6)
4.40	Memorandum of Understanding dated June 29, 2000 between the Company and Intermark Partners, LLC to convert to equity the note for $2,500,000. (8)
4.41	Warrant agreement between the Company and GBV Intermark Fund, LLC dated September 29, 2000. (9)
4.42	Warrant agreement between the Company and Gilbert L. McCord, Sr. dated September 29, 2000. (9)
4.43	Definitive agreement between the Company and Intermark Partners, LLC dated September 29, 2000. (9)
4.44	Form of Warrant Agreement between the Company and certain former employees dated as of March 31, 2000. (10)
4.45	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Daniel L. McPeak, Sr. dated October 27, 2000. (3)(10)
4.46	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class I Warrant dated October 2, 2000. (10)
4.47	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class II Warrant dated October 2, 2000. (10)
4.48	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class III Warrant dated October 2, 2000. (10)
4.49	Form of Board Member Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and the Board Members dated February 22, 2001. (12)
10.1	Employment Agreement between the Company and Cherukuri Venkata Reddy Sastry dated April 14, 1996. (1)(3)
10.2	Employment Agreement between the Company and Rukmini Cheruvanky dated April 14, 1996. (1)(3)
10.3	Employment Agreement between the Company and Daniel McPeak dated April 1, 1997. (1)(3)
10.4	Employment Agreement between the Company and Patricia Mayhew dated April 1, 1997. (1)(3)
10.5	Employment Agreement between the Food Extrusion Montana, Inc. and Ike E. Lynch dated March 19, 1997. (1)(3)
10.6	Form of Indemnification Agreement by and among the Company and certain officers and directors. (1)(3)
10.7	Agreement between the Company and Wolcott Farms, Inc. dated March 1, 1997. (1)*
10.8	Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmer's Rice and the Company dated June 28, 1994. (1)*
10.9	Amendment dated April 16, 1996 to Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmers' Rice Cooperative and the Company dated June 28, 1994. (1)
10.10	Stabilized Rice Bran Processing, Sales and Marketing Agreement between California Pacific Rice Milling, Ltd. and the Company dated August 1995. (1)*
10.11	Agreement between the Company and Dry Creek Trading, Inc. dated February 1, 1997. (1)
10.12	Letter Agreement between DuCoa, L.P. and the Company dated February 25, 1998. (1)*
10.13	Letter of Intent between Monsanto Company and Company dated March 16, 1998. (1)*
10.14	First Amendment to Letter Agreement between Monsanto Company and Company dated July 27, 1998. (2)
10.15	Security Agreement between CF Corporation, Food Extrusion Montana, Inc. and the Company dated March 19, 1997. (1)
10.16	Promissory Note in favor of Dominion Resources, Inc. in the amount of $1,750,000 dated July 30, 1996. (1)
10.17	Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991. (1)
10.18	First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994. (1)
10.19	Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.20	Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.21	Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.22	First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996. (1)
10.23	Second Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.26	Asset Purchase Agreement between Centennial Foods, Inc., Food Extrusion Montana, Inc. and the Company dated January 2, 1997. (1)
10.27	BioCeutics License Agreement dated November 1, 1999. (3)
10.28	Executive Employment Agreement for Daniel L. McPeak Jr. Executives Todd C. Crow and Ike Lynch have similar employment agreements. (3)
10.29	Intermark Partners, LLC Addendum to Letter of Intent to Invest, Agreement in Principal dated November 16, 1999. (6)
10.30	Intermark Partners, LLC Supplemental Agreement dated March 10, 2000. (7)
10.31	Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated October 20, 1999. (3)(8)
10.32	Termination of Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated February 2000. (3)(7)
10.33	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers’ Rice Cooperative and the Company dated May 1, 1999. * (3) (6)
10.34	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between California Pacific Rice Milling, Inc. and the Company effectively dated January 1, 2000. (7)
10.35	Licensing Agreement between NutraStar, Inc. and the Company. (7)
10.36	Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999. (8)
10.37	Settlement and General Release among three executive officers and The RiceX™ Company effective June 30, 2000. (8)
10.38	Employment Agreement between Daniel L. McPeak, Sr. and the Company dated April 1, 2000. (3)(10)
10.39	Consulting Agreement executed as of February 22, 2001, by and between The RiceX Company and Dr. Glenn H. Sullivan (3)(11)
10.40	Consulting Agreement between JDK and Associates, Inc. and the Company executed as of March 15, 2001. (12)
16.1	Letter from PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand LLP) dated July 28, 1998. (2)
16.2	On August 17, 1999, The RiceX Company dismissed PricewaterhouseCoopers; LLP (formerly Coopers and Lybrand, LLP) dated July 28, 1998. (4)
16.3	On September 17, 1999, Grant Thornton, LLP was engaged by the Company as its principal accountant to audit the Company’s financial statements. (4)
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

(1)	Previously filed as an exhibit to the Company's Registration Statement No. 000-24285 filed with the Commission on May 18, 1998.
(2)	Previously filed as an exhibit to the Company’s Amendment No. 2 to the Registration Statement No. 000-24285 filed with the Commission on August 26, 1998.
(3)	Represents a management contract or compensatory plan or arrangement.
(4)	Previously filed as Item (4) on Form 8-K dated August 26, 1999, September 22, 1999, or January 7, 2000.
(5)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 15, 1999.
(6)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on March 30, 2000 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 12, 2000 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 18, 2000 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on November 14, 2000 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 17, 2001 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 15, 2001 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 10, 2001 and incorporated herein by reference.

(b) Reports on Form 8-K

                None

* Confidential treatment granted as to certain portions.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.

THE RICEX COMPANY

Date: November 13, 2001	By:	/s/ Daniel L. McPeak
Daniel L. McPeak
Chairman of the Board and
Chief Executive Officer

Date: November 13, 2001	By:	/s/ Todd C. Crow
Todd C. Crow
Vice President of Finance and
Chief Financial Officer