Form 10KSB
period 2001-12-31
RICEX CO
filed 2002-03-29
CIK 1061881

QuickLinks -- Click here to rapidly navigate through this document

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State issuer's revenues for its most recent fiscal year:        $6,299,000

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 1, 2002, the aggregate market value of the company's common stock held by non-affiliates was $9,030,417.

        State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of March 1, 2002, 38,829,350 shares of common stock were outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    Yes ☐    NO ☒

FORM 10-KSB

PART I

Item 1. DESCRIPTION OF THE BUSINESS

OVERVIEW

        The RiceX Company (the "Company" or "RiceX Company"), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company. Since its formation, the Company has been engaged in extensive research and development efforts that resulted in the development of a process (the "RiceX Process") that stabilizes rice bran, the portion of the rice kernel that lies beneath the hull and over the white rice. Rice bran contains over 60% of the nutritional value of rice, but without stabilization the nutritional value of the rice bran is lost shortly after the rice milling process due to lipase-induced rancidity. Consequently, a rich nutrient resource must either be thrown away or disposed of as low value animal feed. The RiceX Process deactivates the lipase enzyme and makes the bran shelf life stable for a minimum of one year. While other competing processes have been able to stabilize rice bran for a limited time, the RiceX Process naturally preserves more of the higher value nutritional and antioxidant compounds found in rice bran for a significantly longer time. RiceX™ Stabilized Rice Bran produced by the Company meets microbiological standards for human consumption. The RiceX Process has enabled the Company to develop a variety of nutritional food products, including its primary product RiceX™ Stabilized Rice Bran. The Company's customers include consumer nutrition and healthcare companies, domestic and international food companies, and companion animal feed manufacturers.

        The Company, through its subsidiary, Food Extrusion Montana, Inc. ("FoodEx MT"), is engaged in custom manufacturing of grain based products for food ingredient companies at its production facility in Dillon, Montana. FoodEx MT has specialized processing equipment and techniques for the treatment of grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. RiceX Solubles, a highly nutritious, carbohydrate and lipid rich fraction, is produced at the FoodEx MT facility. The Company believes that FoodEx MT's manufacturing capabilities are unique among grain processors with custom processing capabilities suited to numerous food applications.

        The Company generated approximately $6,299,000 and $3,839,000 in revenue for the years ended December 31, 2001 and 2000, respectively. With 2001 revenues up 64% from the 2000 levels, the Company more than tripled its profitability compared to last year. The Company reported $1,129,000 net income for year ended December 31, 2001 compared to a net loss of $2,467,000 for year ended December 31, 2000. While the Company generated net income in 2001, the Company expects to utilize net operating loss carry-forwards, which will reduce income tax expense to the state minimum tax of $1,600 for year ended December 31, 2001. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010. The Company's business is not seasonal. "See Part II—Item 7. Financial Statements."

        The Company occupies approximately 24,800 square feet of executive offices, warehouse and production facilities in El Dorado Hills, California and Dillon, Montana.

        RiceX™ and RiceX Solubles™ are registered trade names of the Company. Mirachol® and Max "E"® are registered trademarks of the Company which have been licensed to a third party for use, and the Company holds patents to (1) the production of Beta Glucan, (2) a micro nutrient enriched rice bran oil process, (3) a method to treat high cholesterol and (4) a method to treat diabetes.

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
RiceX Stabilized Rice Bran Fine:	This is the same product as RiceX Stabilized Rice Bran except that it has been ground to a particle size that will pass through a 20 mesh screen; used primarily in baking applications.
Dextrinized Rice Bran:
A carbohydrate converted stabilized rice bran that is more suitably used in baking and mixed health drink applications. This product contains all of the nutrient-rich components of stabilized rice bran.
RiceX Solubles:
A highly concentrated soluble carbohydrate and lipid rich fraction component of RiceX stabilized rice bran with the fiber removed. RiceX Solubles also embodies a concentrated form of the vitamins and nutrients found in stabilized rice bran.
RiceX Fiber Complex:
Nutrient-rich insoluble fiber source that contains rice bran oil and associated nutrients. This product, designed for use by the baking and health food markets, is the remaining ingredient when stabilized rice bran is processed to form RiceX Solubles.

        In addition, further refining RiceX Stabilized Rice Bran into oil and its by-products produces Max "E" Oil, RiceX Defatted Fiber and Higher Value Fractions ("HVF").

Max "E" Oil:
Nutrient-rich oil made from RiceX Stabilized Rice Bran. This oil has a high flash point, which provides a very long fry life, and it is not readily absorbed into food. In addition, the oil maintains many of the nutritional benefits of the whole rice bran products.
RiceX Defatted Fiber:	Low fat soluble fiber that does not contain rice bran oil. This is a product designed for use by the baking industry for its high fiber nutritional benefits.
Higher Value Fractions ("HVF"):
Nutraceutical like compounds naturally occurring in Stabilized Rice Bran and Rice Bran Oil that provide specific health benefits. Tocopherols, tocotrienols, and gamma oryzanol are some of the antioxidant-rich fractions that are found in rice bran and are enhanced by stabilization, with the gamma oryzanol being unique to rice.

INDUSTRY BACKGROUND

THE IMPORTANCE OF RICE

        Rice is the staple food for approximately 70% of the world's population, and is the staple food source for several of the world's largest countries. World rice production is expected to be more than 589 million metric tons in the 2001-2002 crop year (according to the United States Department of Agriculture), constituting more than one quarter of all cereal grains produced worldwide. The United States accounts for less than 2% of the world's production. Ninety percent (90%) of world rice tonnage is produced in 13 countries with aggregate populations of 3.2 billion people (USA Rice Federation, Rice Notes). Approximately 75% of all rice production occurs in five regions: China, India, South East Asia, Africa and South America that have a combined population of 2.3 billion people (nearly 50% of the world's population) and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

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

        Despite the importance of rice as a worldwide food source and the problems associated with nutritional deficiencies in rice-dependent nations, more than 60% of the nutrients found in rice are destroyed during milling. Most of the rice nutrients are contained in the outer brown layer of the rice kernel known as the bran layer, which, because of poor stability, becomes inedible due to lipase-induced rancidity or microbiological spoilage shortly after the milling process.

RICE PROCESSING AND RICE BRAN STABILIZATION

        When harvested from the field, rice is in the form of paddy, or "rough" rice where the kernel is fully enveloped by the rice hull. The hull is dried, then removed in the first stage of milling, yielding brown rice. In the second stage of milling, the outer brown layer, or rice bran, is removed to produce white rice. Rice bran is composed of the rice germ and several sub-layers, which accounts for approximately 8% by weight of paddy rice and contain over 60% of the nutrients found in each kernel of rice. (Juliano, B.O., 1985 Rice: Chemistry and Technology, American Association of Cereal Chemists, St. Paul, MN, p. 37-50.)

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

        When the lipase enzyme can be deactivated, rice bran can be stabilized, thus preserving a potentially important nutrient source that is largely wasted today. Heat will deactivate the lipase enzyme, reduce microbiological load and reduce moisture levels, serving as the basis for most attempts at stabilization of rice bran, but most of the rice bran nutrients are lost in the process. Parboiled, or converted rice, is subjected to soaking and steaming prior to being dried and milled. This process softens the rice kernel and reduces the problem of lipase-induced hydrolysis. The bran produced from parboiled rice, however, is only semi-stabilized, typically spoiling in 20 days or less. The parboiling process also destroys much of the nutritional value of the bran because many of the micronutrients are water-soluble and are leached out during the parboiling process. There have been a number of attempts to develop alternative rice bran stabilization processes that deactivate the lipase enzyme using chemicals, microwave heating, and variants on extrusion technology. The Company believes each of these efforts results in an inferior product that uses chemicals or does not remain stable for a commercially reasonable period, or the nutrients in the bran are lost thereby significantly reducing the nutritional value in the bran.

THE RICEX SOLUTION

        The RiceX Process uses proprietary innovations in food extrusion technology to create a combination of temperature, pressure and other conditions necessary to deactivate the lipase enzyme without significantly damaging the structure or activity of other, higher value compounds, oils and proteins found in the bran. The RiceX Process does not use chemicals to stabilize raw rice bran, and produces an "all natural" nutrient-rich product.

        The Company's processing equipment is designed to be installed on the premises of any two-stage rice mill and is located downstream from the rice polishers. After hulling, the rice is transported pneumatically to the rice polishing room where the brown rice kernels are tumbled and the rice bran is polished from the surface of each kernel. The bran is separated from the denser polished rice grain and is transported pneumatically to a loop conveyor system designed by the Company. The loop conveyor system immediately carries the fresh, unstabilized rice bran to the RiceX Company stabilizer. Stabilization is achieved by feeding the fresh rice bran into a specially designed auger food extruder that forces the material under pressure and heat through an orifice. The auger is designed to create the proper temperature, shear and pressure necessary to selectively deactivate the lipase enzyme and reduce the microbiological load. Process controllers that maintain process conditions within the prescribed pressure/temperature regime control the system. In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge the RiceX Company equipment of materials in process and safely shut down.

        Bran leaving the Company's stabilization system (the "RiceX Bran") is deposited on a food-grade conveyor that tempers the product and reduces moisture content. The product is then discharged onto the cooling unit. A high volume, low-pressure airflow further dehumidifies and cools the RiceX Bran as it moves forward. The cooled RiceX Bran is then loaded into one ton shipping containers for transportation to other processing facilities or is transported by pneumatic conveyor to a bagging unit for packaging in 40 and 50 pound sacks. RiceX Bran has a shelf life of at least one-year and is rich in tocopherols, tocotrienols, oryzanols, a complete and balanced amino acid profile, and other nutritional and natural compounds that exhibit positive health properties ("nutraceuticals").

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

        Rice bran is unique in the plant kingdom. Its protein is hypoallergenic and contains all of the essential amino acids, the necessary building blocks of protein in the body. Rice bran contains approximately 20% oil, which closely resembles peanut oil in fatty acid composition and heat stability. Rice bran oil contains essential fatty acids and a broad range of nutraceutical compounds that have been demonstrated to have therapeutic properties. (Cheruvanky and Raghuram, 1991 Journal of the American College of Nutrition, Vol. 10, No. 4, pp. 593-691.)

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

        The Company filed two provisional U.S. patent applications relating to RiceX Solubles, RiceX Fiber Complex and HVF products and intends to seek patent protection in selected foreign jurisdictions. The patent applications include "A Method for Treating Diabetes Mellitus," and "A Method for Treating Hypercholesterolemia, Hyperlipidemia, and Atherosclerosis." The Hypercholesterolemia Treatment issued on October 3, 2000, was assigned patent number 6,126,943. The patent for "A Therapy for Diabetes, Hyperglycemia and Hypoglycemia" was issued to the Company on October 16, 2001 and was assigned patent number 6,303,586 B1. In addition, the Company holds patents to the production of Beta Glucan, patent number 5,512,287, and a micro nutrient enriched rice bran oil process, patent number 5,985,344. The Company may apply for additional patents in the future as new products are developed.

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

        The Company intends to continue research and development efforts to establish the efficacy of its stabilized rice bran based products in providing nutritional support to individuals with chronic diseases and in promoting human health and nutrition. The Company believes that clinical support for stabilized rice bran products will further enhance the value of its products as nutraceuticals and functional food ingredients. Finally, the Company intends to aggressively market its products in four distinct product areas: nutraceuticals, functional food ingredients, performance feed and companion pet food supplements, and rice bran oils. In further pursuit of this goal, the Company has focused and will continue to focus its marketing and development efforts in two distinctly different areas: developed nations, including the U.S., Europe, South Africa, Argentina, Japan, Korea, and Taiwan; and developing nations, including Central and South America, India, China, Indonesia and most of the other countries in Asia, and Africa.

DEVELOPED NATIONS

        In developed nations, the Company's focus is on producing and selling RiceX Company ingredients to large consumer product marketers as health enhancing ingredients for existing or newly developed products, and as stand-alone products to consumers. The Company has established a relationship with German and Korean companies to introduce RiceX Company products into the European and Asian communities. Although there can be no assurance that the Company's products will be successfully introduced into these communities, the Company believes that interest of this type validates the potential opportunity and the relationship reflects the strategy for the Company's foreign ventures. The Company intends to seek other opportunities in the developed nations by converting stabilized rice bran grown in those countries into finished goods and higher value fractions with demonstrated health or nutritional benefits.

DEVELOPING NATIONS

        The Company's strategic development has been focused on making its nutrient dense stabilized rice bran products available to developing countries where nutritional deficiencies are a major concern, particularly among school aged children. The school nutritional and diet upgrading programs in developing countries worldwide represent a $30 to $35 million market opportunity for the Company. The Food and Agriculture Organization of the United Nations and the Foreign Agricultural Service of the United States Department of Agriculture have targeted over 800 million nutritionally deficient humans for assistance in the worldwide program titled "American Special Supplemental Food Programs for Women, Infants and Children".

        The Company's first international strategic alliance was established in December, 2000 with PRODESA and the Christian Children's Fund in Guatemala for supplying nutritionally dense ingredients throughout Guatemala over a twelve month period starting in January 2001. As a result, the Company's stabilized rice bran product solubles have been used to process a nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children at the rural community level throughout Guatemala. The Company is on the cutting edge of this developing nations program as evidenced by the Company's 2001 proof-of-concept market development activities in Guatemala that generated nearly $2,300,000 in revenues for year ended December 31, 2001.

        The twelve-month program in Guatemala was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. The Company expects to expand into 2 to 3 additional Central American countries in 2002 using the PRODESA / Christian Children's Fund model. The Company is holding substantive discussions with several government officials which may result in expanding its Central American program into additional countries including Asia during year 2003.

        The Company also intends to partner with local governments and companies in developing nations, on a joint venture basis, to stabilize locally grown rice bran for local consumption and for future export. The Company plans to introduce its stabilization process systems in large rice mills located in Central and South America, China, India and Southeast Asia in the future. In many developing nations, the average person has a 300-500 calorie daily diet deficit. [The Food and Agriculture Organization of the United Nations (FAO), Agrostat PC, on diskette (FAO, Rome, 12993); and the World Resources Institute in collaboration with the United Nations Environment Programme and the United Nations Development Programme, World Resources 1994-95 (Oxford University Press; New York, 1994), p. 108.] If the Company is able to expand into these areas, the installation of 100 RiceX processing systems has the capacity to provide up to 500 nutritionally dense calories per day to over 15 million people each year. The diet supplement provided by the locally grown and stabilized rice bran would help those people approach U.S. levels of nutrition.

        The Company has had preliminary discussions regarding the demonstration of its system and the end products for this technology with a number of companies and governments including countries in Central America, India, China, Argentina, Brazil, Malaysia, and certain African countries. There can be no assurance that these discussions will lead to implementation of the RiceX Process with these companies or governments.

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

NUTRACEUTICALS

        Nutraceuticals are food-derived substances with pharmaceutical-like properties, including vitamins and dietary supplements. RiceX Bran can be used as a nutraceutical to provide certain specific nutrients or food components (including antioxidants, oryzanols, Vitamin E, Vitamin B, and bran fiber) or to address specific health applications such as cardiovascular health, diabetes control, fighting free radicals and general nutritional supplementation. The Company has sold RiceX Bran products as ingredients to consumer nutrition and healthcare companies, national nutritional retailers, and multi-level personal product marketers. The Company is continuing to develop HVFs, the nutraceutical-like compounds found in rice bran that provides specific health benefits. The Company has also been informed that at least one national nutritional retailer and other personal product marketing companies are working on development of special products utilizing RiceX Bran and its related products. There can be no assurance that such marketing efforts will be successful or that any of the proposed products will be developed in a commercially reasonable time or at all.

        During 2000, the Company entered into an exclusive distribution agreement (the "Original Agreement") with NutraStar Incorporated, a Nevada corporation ("NutraStar") to develop products and market them into the nutraceutical and value added functional foods markets for human nutrition. Under this arrangement, during the year 2000 the Company recognized sales to NutraStar of $622,000. By year end 2000 NutraStar had not finalized its structural funding and consequently in early 2001 the Company established a reserve of $250,000 against a receivable from NutraStar at December 31, 2000 and suspended NutraStar's exclusivity arrangement under the Original Agreement. The Original Agreement between RiceX and NutraStar subsequently was canceled in 2001 because of issues related to payment for outstanding goods shipped by the Company. In late 2001, NutraStar entered into a plan and agreement of exchange (the "Reorganization") dated November 9, 2001 with Alliance Consumer International, Inc. ("Alliance"). Pursuant to the Reorganization, NutraStar became a wholly owned subsidiary of Alliance, and Alliance thereafter changed its name to NutraStar Incorporated, a California corporation ("NutraStar California"). In addition, several creditors of NutraStar, including the Company, agreed to cancel certain indebtedness owed by NutraStar in exchange for shares of NutraStar California's Series A preferred stock. Pursuant to this arrangement, during December 2001 the Company agreed to cancel $190,000 of NutraStar's indebtedness in exchange for 190,000 shares of NutraStar California's Series A preferred stock. Concurrent with the Reorganization, the Company and NutraStar entered into a new exclusive distribution agreement (the "Exclusive Distribution Agreement") whereby the Company granted NutraStar an exclusive license to sell certain RiceX brand products for distribution into the nutraceutical market. The Exclusive Distribution Agreement covers the United States and all of its territories and any additional countries or regions of the countries that RiceX and NutraStar mutually agree upon in writing. Patricia McPeak, who resigned as president of the Company on March 31, 2000 retained her seat on the Company's Board of Directors until June 29, 2001 at which time her term expired. Ms. McPeak is an officer and director of NutraStar and also became an officer and director of NutraStar California. She is the spouse of Daniel L. McPeak, Sr., Chairman of the Board and Chief Executive Officer of the Company. See Part II, Item 7, "Financial

Statements" and Part III, "Certain Relationships and Related Transactions" for further discussions of NutraStar.

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

        The functional food market in the United States is $16 billion and the Company estimates this represents a $35 to $45 million market share opportunity for itself. Premium ingredient manufacturers are in high demand and the Company is strategically positioned to take advantage of this growing and sustainable market opportunity. The Company's proprietary technology and product patents represent extremely valuable assets for achieving strategic leverage in this industry segment.

PERFORMANCE FEED AND COMPANION PET FOOD SUPPLEMENTS

        The Company also markets RiceX Bran as a feed supplement for animals. RiceX Bran is used as an equine feed supplement and has proven to provide greater muscle mass, improved stamina, and hair-coat luster when added to a normal diet. Show and performance horses represent the premium end of the equine market and present the Company with a $12 to $15 million market share opportunity for future revenue growth.

        The Company has retained the services of The University of Illinois, Animal Science Department to study the palatability benefits and physiological effects of RiceX Bran on companion pets. The results of this eight-week clinical trial will be scientifically reviewed and published upon completion. The Company believes that this study will have a positive effect on its marketing efforts worldwide. The United States market for companion pet foods is estimated to be $12 billion annually and $27 billion worldwide.

        The Company has initiated strategic alliance discussions with several major domestic premium pet food and equine feed manufacturers and distributors. The Company anticipates finalizing joint venture alliances with major premium pet and equine product manufacturers in 2002 and 2003.

RICE BRAN OILS

        Nutrient-rich oil made from RiceX Stabilized Rice Bran has a high flash point, which provides a long fry life and is not readily absorbed into food. The oil also maintains many of the nutritional benefits of whole rice bran products, making it ideally suited for healthy salad and cooking oils.

        The Company and Monsanto Corporation completed a preliminary joint venture wherein the Company's proprietary technology for stabilizing rice bran was tested in India. Since India is the second largest rice producer in the world, it made sense that significant opportunities in India could be realized if the Company's technology was proven in that region of the world. The Company successfully demonstrated its stabilization capability and Monsanto acknowledged that the preliminary joint venture met its objectives. The Company is now developing stabilized rice bran marketing models, which would support aggressive expansion into India and other major rice producing countries. There can be no assurance that a marketing model will be successful.

MARKETING METHODS

        As of March 1, 2002, the Company has a direct in-house sales representative and through a definitive agreement dated September 29, 2000 Intermark Partners Strategic Management, LLC has been charged to assist the Company in establishing and implementing a strategic business plan for growth in domestic and international markets. In addition, the Company has entered into agreements with NutraStar and PRODESA for developing and marketing RiceX Bran products. Shipping and distribution of products are managed and directed by RiceX Company corporate staff and by the direction of several of its processing locations and subcontract shippers. Additionally, significant alliances are in process of development to help increase sales volume.

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

CUSTOMERS

        The Company has in excess of 150 active customer accounts. Currently, the Company's major customers are (1) Christian Children's Fund / PRODESA (2) Wolcott Farms, (3) Integris, and (4) ACH, formally Pacific Grain. The Company depended on these customers for approximately 80% of all sales revenue during 2001. Loss of any of these companies as a customer could have a material adverse effect on the Company's business, financial condition and results of operations.

SUPPLY AND MANUFACTURING

        The Company purchases unstabilized rice bran from one major supplier, Farmers' Rice Cooperative ("Farmers"). Pursuant to an agreement with Farmers', the Company's stabilization machinery is physically attached to Farmers' rice processing plants and the rice bran by-product is directly transferred to the Company's machinery for stabilization without the need for shipping. The relationship with farmers' is symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while the Company has a ready access to unstabilized bran. Farmers' is currently the only supplier of unstabilized rice bran to the Company. The Company intends to enter into additional relationships with rice processors, both in the United States and abroad as part of its overall business strategy. The Company's production capacity currently stands at 1,500 tons per month. The Company believes that it will be able to obtain additional suppliers due to the benefits suppliers can expect to receive from an agreement with the Company. There can be no assurance that the Company will obtain additional suppliers.

        As required, the Company ships RiceX Bran from its facilities in California to its plant in Dillon, Montana for further processing into RiceX Solubles, Dextrinized Rice Bran, and RiceX Fiber Complex. Current monthly production capacity is approximately 50 tons of RiceX Solubles and 50 tons of RiceX Fiber Complex. Additional equipment could more than double production capacity. The Company intends to acquire or construct an additional processing facility as the demand for RiceX Solubles and RiceX Fiber Complex justifies expansion.

        Every food product manufactured by the Company is produced under published FDA and USDA regulations for "Good Manufacturing Practices." The Vice President of Operations oversees quality control, and a microbiologist and Ph.D. chemist conducts quality assurance testing. Product samples for each product code are analyzed for microbiological adherence to a predetermined set of product specifications and each lot is released once it demonstrates its compliance with specifications.

PATENTS AND TRADEMARKS

        The RiceX Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran. The Company has chosen to treat the RiceX Process as a trade secret and not to pursue process or process equipment patents on the original processes. However, process improvements will be reviewed for future patent protection. The Company believes that the unique products, and their biological effects, resulting from RiceX Company Stabilized Rice Bran are patentable. In 1998, the Company filed two provisional U.S. patent applications relating to RiceX Solubles, RiceX Fiber Complex and HVF products and intends to seek patent protection in selected foreign jurisdictions. The patent applications include "A Method for Treating Diabetes Mellitus," and "A Method for Treating Hypercholesterolemia, Hyperlipidemia, and Atherosclerosis." The Hypercholesterolemia Treatment issued on October 3, 2000, was assigned patent number 6,126,943. The patent for "A Therapy for Diabetes, Hyperglycemia and Hypoglycemia" was issued to the Company on October 16, 2001 and was assigned patent number 6,303,586 B1. The Company may apply for additional patents in the future as new products are developed.

        RiceX™ and RiceX Solubles™ are registered trade names of the Company. Mirachol® and Max "E"® are registered trademarks of the Company which have been licensed to a third party for use, and the Company holds patents to (1) the production of Beta Glucan, (2) a micro nutrient enriched rice bran oil process, (3) a method to treat high cholesterol, and (4) a method to treat diabetes.

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

COMPETITION

        Although the Company believes that it is the only company to use non-chemical methods to stabilize all natural rice bran so that the bran has a shelf life of over one-year, the Company competes with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements. The Company's only significant competitor is Producer's Rice Mill. The competitor may have greater capital resources and experience in the food industry in total, however the Company believes it has more experience in the rice bran industry than its competitor. There can be no assurance that the Company will be able to compete successfully in the rice bran industry. The Company's major nutritional supplement competitors include producers of wheat bran and oat bran, particularly in the functional food ingredients market segment.

RESEARCH AND DEVELOPMENT

        Rice bran contains a wide variety of antioxidants, vitamins, and other nutrients associated with good health and resistance to disease. The Company has conducted a preliminary clinical evaluation that indicates RiceX products have efficacy in the nutritional management of certain conditions and diseases, such as diabetes mellitus and coronary vascular disease. Data from this study has been analyzed and the data supports the initiation of clinical trials. The Company intends to vigorously conduct these trials and, if successful, will develop foods containing the active nutraceutical components of RiceX Bran to manufacture products targeted at specific conditions or suitable for the maintenance of general health and well-being. There can be no assurance that the results of additional clinical trials will prove successful or that the Company will be able to develop additional new products. See "Governmental Regulations."

        The Company has retained the services of The University of Illinois, Animal Science Department to study the physiological effects of RiceX Bran on companion pets. The results of this eight-week clinical trial will be scientifically reviewed and published upon completion. The Company believes that this study will have a positive effect on its marketing efforts worldwide. The United States market for companion pet foods is estimated to be $12 billion annually and $27 billion worldwide.

        Expenditures for research and development for the years ended December 31, 2001 and 2000 totaled $201,000 and $271,000 respectively. Even though expenditures were down for year ended 2001 compared to year ended 2000, the Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

EMPLOYEES

        As of March 1, 2002, the Company had a total of 22 employees, all of which are full time employees. The Company believes that its relations with its employees are good.

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

LIMITED OPERATING HISTORY

        There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's common stock. Although the Company was originally formed in May 1989 commercial manufacturing operations and marketing efforts did not commence until June 1996. For the first time in the Company's history net income of $1,129,000 was recorded while operations generated almost $800,000 in cash for year ended December 31, 2001. The Company has shareholders' equity of $3,876,000 and cash and cash equivalents aggregated $1,603,000 at December 31, 2001. During the past two years the Company's management team has developed a strategic and financially sound business plan to meet the ongoing liquidity of the Company's operations for the year ended December 31, 2002 and thereafter. The Company believes it has positioned itself to become the foremost premium ingredient supplier in the food manufacturing and animal feed sectors. The Company's business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance and absence of an operating history. Therefore, there can be no assurance that the Company's business or products will be successful or that the Company will be able to achieve or maintain profitable operations. There can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

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

GOVERNMENTAL REGULATION

        The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies. Although Congress has recently recognized the potential impact of dietary supplements in promoting the health of U.S. citizens by enacting the Dietary Supplement Health Education Act of 1994 ("DSHEA"), which severely limits the FDA's jurisdiction in regulating dietary supplements, there is no way to predict the potential effect of DSHEA. It may be difficult for any company manufacturing or marketing dietary supplements to remain in strict compliance with the technical requirements of DSHEA. The FDA has proposed regulations with the purpose of implementing DSHEA and proposals have been made to modify or change the provisions of DSHEA. It is impossible to predict whether those regulations of proposed changes will become law or the effect that such regulations or proposed changes, if implemented, will have on the business and operation of the Company.

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

RELIANCE ON ADEQUATE SUPPLY OF RAW RICE BRAN

        The Company's proprietary technology is used to stabilize rice bran, which is a by-product from milling paddy rice to white rice. The Company currently has a supply arrangement with one of the largest rice mills in the United States and is pursuing other supply sources in the United States and in foreign countries. There can be no assurance that the Company will continue to secure adequate sources of raw rice bran to meet its requirements to produce stabilized rice bran products.

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

PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS

        The Company's success depends in part on its ability to obtain patents, licenses and other intellectual property rights for its products and technology. The Company has four United States patents and the Company may decide to file corresponding international applications. The Company holds patents to (1) the production of Beta Glucan, (2) a micro nutrient enriched rice bran oil process, (3) a method to treat high cholesterol and (4) a method to treat diabetes. The process of seeking patent protection may be long and expensive, and there can be no assurance that patents will be issued, that the Company will be able to protect its technology adequately, or that competition will not be able to develop similar technology. There currently are no claims or lawsuits pending or threatened against the Company regarding possible infringement claims, but there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation could result in substantial cost and diversion of effort by the Company, which could have a material adverse affect on the Company's financial condition and results of operations. Adverse determinations in any litigation could result in the Company's loss of proprietary rights, subjecting the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its systems, any of which could have a material adverse affect on the Company's financial condition and results of operations. There can be no assurance that a license under a third party's intellectual property rights will be available to the Company on reasonable terms, if at all.

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

THE COMPANY

        The Company was incorporated under Delaware law in May 1998 and succeeded to the business of its predecessor corporation, Food Extrusion, Inc., pursuant to a reincorporation that was effective upon completion of the merger of the Nevada corporation with the Delaware corporation on August 4, 1998. Food Extrusion, Inc., ("FoodEx CA"), was incorporated in California in May 1989 and subsequently merged in a stock-for-stock exchange into Core Iris, a Nevada corporation and subsequently changed its name to Food Extrusion, Inc. ("Food Extrusion, Inc."). Food Extrusion, Inc. changed its name to The RiceX Company in May 1998. Food Extrusion Montana, Inc. ("FoodEx MT"), was incorporated in Montana in December 1996, as a wholly owned subsidiary of the Company. In January 1997, FoodEx MT acquired certain assets of Centennial Foods, Inc., an Idaho corporation ("Centennial") in exchange for common stock and the assumption of certain liabilities which were paid in full in January 1999.

Item 2. DESCRIPTION OF PROPERTY

        The Company currently leases (i) a 5,600 square foot office facility at 1241 Hawk's Flight Court, El Dorado Hills, California, and (ii) a 3,500 square foot warehouse and shipping facility at 1261 Hawk's Flight Court, El Dorado Hills, California. FoodEx MT owns a 15,700 square foot production facility in Dillon, Montana. The leases for the El Dorado Hills facilities, expiring in September 2006, have aggregate annual lease payments for both properties approximating $69,000, net of sub-lease payment collections approximating $64,000 per year. In November 1999, the Company entered into a sub-lease agreement with a company, NutraStar, that expires September 2006 for a portion (7,800 square feet) of the facility located at 1261 Hawk's Flight Court, El Dorado Hills, California.

        The Company believes that its facilities are adequate for its proposed needs through 2002 and that the properties are adequately covered by insurance.

Item 3. LEGAL PROCEEDINGS

        The Company is from time to time involved in litigation incidental to the conduct of its business. While the outcome of lawsuits and other proceedings against the Company cannot be predicted with certainty, in the opinion of management, none of the litigation in which the Company is currently involved, individually or in the aggregate, is expected to result in a material effect on the Company's financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to the security holders of the Company for a vote during the Quarter ended December 31, 2001.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The principal United States market for the Company's common stock is the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark down or commissions and may not represent actual transactions. The following is the high and low bid information for such common stock:

COMMON STOCK	HIGH	LOW
2001
First Quarter	$0.48	$0.31
Second Quarter	$0.60	$0.26
Third Quarter	$0.60	$0.27
Fourth Quarter	$0.45	$0.31
2000
First Quarter	$1.13	$0.59
Second Quarter	$0.75	$0.41
Third Quarter	$0.63	$0.31
Fourth Quarter	$0.69	$0.25

        There are approximately 263 holders of record of the Company's common stock as of March 1, 2002.

DIVIDENDS

        The Company has neither paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Delaware law and, as a quasi-California corporation, to the more restrictive provision of California law. Under Delaware law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. California law generally prohibits a corporation from paying dividends unless the retained earnings of the corporation immediately prior to the distribution exceed the amount of the distribution. Alternatively, a corporation may pay dividends if (i) the assets of the corporation exceed 1 1/4 times its liabilities; and (ii) the current assets of the corporation equal or exceed its current liabilities, but if the average pre-tax earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1 1/4 times its current liabilities.

RECENT SALES OF UNREGISTERED SECURITIES

        In 1998, in conjunction with RiceX's reincorporation in Delaware, the Company increased its authorized number of common shares from 50,000,000 shares to 100,000,000 shares and authorized 10,000,000 shares of preferred stock which may be issued from time to time, in one or more series, and authorized its Board of Directors to establish the rights, preferences and privileges of each such series, when issued. At December 31, 2001, an aggregate of 38,829,350 shares of common stock were outstanding, and an additional 27,168,369 shares of the Company's common stock were reserved for future issuance upon the exercise of stock options and warrants.

        During 2001, the Company did not issue or sell any shares of its common stock.

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

        Also in May 2000, the Company issued 1,200,000 shares of common stock to three executives pursuant to the exercise of some of their stock options and received promissory notes in the amount of $863,000. In June 2000, the executives rescinded the exercise of these stock options and promissory notes. These stock options were issued in accordance with the Company's 1997 Stock Option Plan that was ratified by the Board of Directors in 1997. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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

        Also in June 2000, the Company issued 32,000 shares of common stock for services rendered. The value of the common stock was $24,000 and is recorded in shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

        In September 2000, the Company finalized an agreement with a venture capital firm to convert a $2,500,000 note to equity. On September 29, 2000, the Company converted the note for 3,571,429 shares of common stock and warrants to purchase 3,571,429 shares of common stock at $.70 per share. These warrants are immediately exercisable and have a term of five years. In connection with this conversion of the note to equity the Company also granted additional warrants to purchase up to 4,464,285 shares of common stock at $.70 per share. These additional warrants are exercisable at any time during the five-year period commencing from the date of grant. The warrant shares are restricted from sale and or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000. The shares issued were without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

        During October 2000, the Company issued 50,000 shares of common stock to consultants for services rendered. The value of the common stock was $50,000 and is recorded in shareholders' equity. The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following is a discussion of the consolidated financial condition of The RiceX Company as of December 31, 2001 and the results of operations for the fiscal years ended December 31, 2001 and 2000, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

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

OVERVIEW

        Since its formation in 1989, the Company has been engaged in extensive research and development activities that resulted in the development of the RiceX Process to stabilize rice bran. During 1996, 1997 and 1998, the Company accelerated its research, including clinical trials; product development; equipment development; procurement of manufacturing facilities; development of markets and distribution methods; negotiation of strategic alliances; patent applications; raising capital; and development of corporate infrastructure, including executive recruitment activities. The Company commenced commercial operations in 1996 with revenues for the year aggregating approximately $908,000 and the Company reporting a net loss of approximately $5,024,000 for the year ended December 31, 1996. Revenues for year ended December 31, 2001 increased to $6,299,000 with the Company reporting a net income of $1,129,000.

        The following highlights the Company's financial data for December 31, 2001, 2000 and 1999.

Selected Financial Summary
(in thousands except share data)

Consolidated Operating Results	2001	2000	1999
Revenue	$6,299	$3,839	$3,259
Gross margins	3,853	1,754	1,043
	61%	46%	32%
Research and development expenses	201	271	712
Selling, general and administrative expenses	1,704	1,178	1,329
Stock option and warrant expense	12	92	104
Professional and investor relations fees	877	1,509	688
Bad debt expense	—	250	157
Net income (loss)	$1,129	$(2,468)	$(3,246)
Earnings per share	0.03	(0.07)	(0.13)
Weighted average number of shares outstanding	38,829,350	36,727,443	24,486,683

Consolidated Balance Sheets	2001	2000	1999
Cash and cash equivalents	$1,603	$968	$1,030
Total assets	4,660	4,539	4,958
Total liabilities and convertible debt	562	616	4,890
Deferred revenue, advance payments	221	1,341	—
Shareholders' equity	$3,876	$2,581	$67
Number of shares outstanding at December 31,	38,829,350	38,829,350	36,393,784

        Since 1996, the Company's management team has focused on developing a strategic and financially sound business plan, and their efforts resulted in retiring $14,577,000 debt obligations, improving shareholder equity to $3,876,000, increasing revenues to $6,299,000, and increasing profits to $1,129,000 for year ended December 31, 2001. Management believes that its operating plan currently being implemented is sufficient to meet the ongoing liquidity needs of the Company for the year ended December 31, 2002.

        The Company now is positioned to focus on business development. The operating plan includes improved gross margins from reduced costs by improved production efficiencies and product sales mix and by increased sales and expanded marketing efforts domestically and internationally. Management also implemented spending controls, which reduced some overhead costs. Additionally, significant alliances are in process to help increase sales volume. For a complete understanding of these activities, this Management's Discussion and Analysis should be read in conjunction with Part I. Item 1—Description of Business and Part II. Item 7—Financial Statements to this Form 10-KSB.

YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

        Consolidated revenues for year ended December 31, 2001 was $6,299,000, an increase of $2,460,000, or 64%, compared to $3,839,000 for the prior year of 2000. The increased revenues were attributed to a year-to-date increase in three RiceX Bran product categories, RiceX Stabilized Rice Bran ("SRB") Regular, RiceX Solubles and SRB Fine. RiceX Solubles had an increase in revenues of $2,304,000, or 222%, primarily due to sales to the Christian Children's Fund in Guatemala and an increased demand domestically. SRB Fine increased $93,000, or 71%. SRB Regular increased $143,000, or 6%, and RiceX Fiber decreased $43,000, or 13% compared to sales through December 2000. Royalty income was $20,000 through December 2001 compared to $18,000 for the same time period last year.

        Gross margins for year ended December 31, 2001 were $3,853,000, or 61%, compared to $1,754,000, or 46% for year ended December 31, 2000. The improvement in gross margin dollars of $2,099,000 is attributed to product sales mix, a multi-year supplier volume/pricing contract, and increased production use of the FoodEx Montana plant, thereby improving production efficiencies and reducing unabsorbed costs through December 31, 2001. Gross margins on the Company's various RiceX Bran products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will continue to improve as sales volumes increase.

        Research and Development ("R&D") expenses were down for year ended December 31, 2001 compared to last year. R&D expenditures went from $271,000 for year ended December 31, 2000 to $201,000 for year ended December 31, 2001. This $70,000 decrease was primarily due to reimbursements from a customer for process research. Even though expenditures were down for the year ended 2001, the Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

        Selling, General, and Administration ("S,G&A") expenses were $1,704,000 for year ended December 31, 2001, compared to $1,178,000 for year ended December 31, 2000, an increase of $526,000. The increase was primarily associated with increased sales commissions and other increased activities over the same period last year. These increased activities were anticipated by management based upon their 2001 business development plan and the trend is expected to continue through 2002.

        Stock option and warrant expense was $92,000 for year ended December 31, 2000 and $12,000 for year ended December 31, 2001. Stock option compensation expense is a non-cash charge relating to the issuance of favorably priced stock options to employees and directors to attract and retain key personnel to the Company. The charge represents the difference between the exercise price and the trading value on the date of the grant. The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors' grants, which vest over one year.

        Professional and investor relations fees decreased $632,000 for year ended December 31, 2001 compared to last year. Substantial decrease, $996,000, in investor relations fees through December 31, 2001 compared to expenses through December 31, 2000 was due for the most part to expenses relating to the issuance of stock and warrants to an investor relations firm through year ended December 31, 2000. Other professional costs associated with legal fees and new business development consulting fees and related charges increased $364,000 for year ended December 31, 2001 compared to year ended December 31, 2000 results.

        Interest expense for year ended December 31, 2001 decreased more than $1,017,000 compared to the same period last year. Interest expense for year ended December 31, 2001 was $6,000 compared to $1,023,000 for year ended December 31, 2000. The decrease for year ended December 31, 2001, compared to year ended December 31, 2000, is associated with the eliminated amortization of interest expense on a note to a shareholder that was paid in December 2000.

        For year ended December 31, 2001, the Company's net income was $1,129,000, or $.03 per share, compared to a net loss of $2,468,000, or $.07 per share, an improvement of $3,597,000 over the same period last year. The improvement for the year is predominantly due to successful marketing efforts resulting in increased revenues, increased efficiencies in production, debt reduction and increased gross margins. Combining reduced interest expenses, strong RiceX Solubles sales to the Christian Children's Fund in Guatemala, and increased sales of RiceX Solubles domestically; the Company experienced an improvement in net income.

        While the Company generated net income in 2001, the Company expects to utilize net operating loss carry-forwards which will reduce income tax expense to the state minimum tax of $1,600 for year ended December 31, 2001. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010.

YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

        Consolidated revenues through December 2000 of $3,839,000 increased $579,000, or 18%, from the same period last year. The sales increase is attributed to an increase in all product categories, RiceX Stabilized Rice Bran ("SRB") SRB Regular, RiceX Solubles, SRB Fine, and RiceX Fiber. SRB Regular showed an increase in revenue of $53,000, and the RiceX Fiber increase was $74,000. RiceX Solubles sales increased by $461,000, with SRB Fine increasing $2,000 compared to sales through December 1999. Royalty income has decreased $11,000, from $29,000 in 1999 to $18,000 for period ended December 31, 2000 due primarily to the change in the royalty rate per ton produced within the newly negotiated supplier contract. While sales of RiceX Bran products accounted for virtually 100% and 99% of total sales in 2000 and 1999 respectively, the mix of such products differed in 2000 comparatively. In 2000, SRB Regular sales, primarily for the equine market, accounted for 60% of revenue versus 70% in 1999. RiceX Solubles experienced a significant increase in sales mix from 18% in 1999 to 27% in 2000. RiceX Fiber and SRB Fine products accounted for 12% and 13% in 1999 and 2000 respectively. The sales of RiceX Solubles include sales to NutraStar, an affiliate, of $622,000, or 16% of revenues, during 2000. See Part II, Item 7, "Financial Statements" and Part III, "Certain Relationships and Related Transactions" for further discussions of NutraStar.

        Gross margins through period ended December 31, 2000 were $1,754,000, or 46%, compared to $1,043,000, or 32%, during the same period last year. The improvement in gross margin dollars of $696,000 over 1999 is attributed to product sales mix, a multi-year supplier volume/pricing contract, and increased production use of the FoodEx Montana plant, thereby improving production efficiencies and reducing unabsorbed costs through December 31, 2000. Gross margins on the Company's various RiceX Bran products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

        Expenditures for research and development for the years ended December 31, 2000 and 1999 totaled $271,000 and $712,000, respectively. The reduction of R&D expenses in 2000 was mostly due to the termination and subsequent transfer of technical employees and associated expenses to a nutraceutical company, NutraStar that was granted an exclusive license to sell RiceX Bran products in domestic markets. Even though expenditures were down for the year ended 2000 compared to the year ended 1999, the Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and develop new products and applications. For example, during 2000 the Company retained the services of The University of Illinois, Animal Science Department to study the physiological effect of RiceX Bran on companion pets. The results of this eight-week clinical trial will be scientifically reviewed and published upon completion. The Company believes that this study will have a positive effect on its marketing efforts worldwide. The United States market for companion pet foods is estimated to be $12 billion annually and $27 billion worldwide.

        Selling, General, and Administration expenses were $1,178,000 and $1,329,000 in 2000 and 1999 respectively, a decrease of $150,000, or 11%. Selling, general, and administration activities in 2000 were directed at raising capital, establishing new supplier agreements, development of direct sales efforts, and developing domestic and international sales alliances. Management also implemented spending controls which reduced overhead costs.

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

        Bad debt expenses increased $93,000, or 59%, to $250,000 for the year ended December 31, 2000 compared to $157,000 for the same time period last year. The increase was due to the Company establishing a reserve against a receivable from an affiliate, NutraStar. During 2000, the Company recognized sales to NutraStar of $622,000 and recorded cash receipts from NutraStar of $502,000. By year-end 2000 NutraStar had not finalized its pending funding, consequently the Company established a reserve against a receivable of NutraStar. At December 31, 2000, the Company had an outstanding receivable from NutraStar of $330,000 net of an allowance for doubtful accounts of $250,000. The Company received payments from NutraStar totaling $286,000 after December 31, 2000 further reducing this receivable balance. The Company also had a deposit of $100,000 included in deferred revenue at December 31, 2000 from NutraStar. See Part II, Item 7, "Financial Statements" and Part III, "Certain Relationships and Related Transactions" for further discussions of NutraStar.

        Interest expense decreased through period ending December 31, 2000 by $302,000, or 23%, from $1,325,000 in 1999 to $1,023,000 in 2000, due mostly to the eliminated amortization of certain debt issuance costs associated with a note that was in December 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        The cash balances at December 31, 2001 increased $635,000 to $1,603,000 from $968,000 at December 31, 2000. The Company has generated cumulative positive cash flows for twelve months ended December 31, 2001. Year ended December 31, 2001 showed $1,879,000 in cash provided from operating activities before realizing $1,119,000 of deferred revenue received and recognized at December 31, 2001. After recognizing deferred revenue for twelve months ended December 31, 2001, cash generated from operations was $760,000. As disclosed below, the Company has $221,000 of product prepayment in deferred revenue at December 31, 2001 for the January 2002 shipment to the Christian Children's Fund in Guatemala.

        The Company's first international strategic alliance was established in December, 2000 with PRODESA and the Christian Children's Fund in Guatemala for supplying nutritionally dense ingredients throughout Guatemala over a twelve month period starting in January 2001. As a result, the Company's stabilized rice bran product solubles have been used to process a nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children at the rural community level throughout Guatemala. The Company is on the cutting edge of this developing nations program as evidenced by the Company's 2001 proof-of-concept market development activities in Guatemala that generated nearly $2,300,000 in revenues for year ended December 31, 2001.

        The twelve-month program in Guatemala was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. The Company expects to expand into 2 to 3 additional Central American countries in 2002 using the PRODESA / Christian Children's Fund model. The Company is holding substantive discussions with several government officials which may result in expanding its Central American program into additional countries including Asia during year 2003.

        Through 2001, market development focused on nutritionally dense ingredients in the international market place: first in Latin America and then Asian countries. These market segments currently represent multi billion dollar potential market opportunities. Also during 2001, the Company initiated strategic alliance discussions with major domestic premium pet food and equine feed manufacturers and distributors. Domestic markets for these segments currently represent a potential opportunity of over $250 million annually. The Company continues to aggressively discuss joint venture opportunities with major premium pet and equine product producers. The Company hopes the results of these successful alliances will have a significant financial effect on the Company's annual revenues and profit lines starting within fiscal year 2002 and 2003. There can be no assurance the Company will obtain additional strategic partners.

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

        During 2000, the Company entered into an exclusive distribution agreement (the "Original Agreement") with NutraStar Incorporated, a Nevada corporation ("NutraStar") to develop products and market them into the nutraceutical and value added functional foods markets for human nutrition. Under this arrangement, during the year 2000 the Company recognized sales to NutraStar of $622,000. By year end 2000 NutraStar had not finalized its structural funding and consequently in early 2001 the Company established a reserve of $250,000 against a receivable from NutraStar at December 31, 2000 and suspended NutraStar's exclusivity arrangement under the Original Agreement. The Original Agreement between RiceX and NutraStar subsequently was canceled in 2001 because of issues related to payment for outstanding goods shipped by the Company. In late 2001, NutraStar entered into a plan and agreement of exchange (the "Reorganization") dated November 9, 2001 with Alliance Consumer International, Inc. ("Alliance"). Pursuant to the Reorganization, NutraStar became a wholly owned subsidiary of Alliance, and Alliance thereafter changed its name to NutraStar Incorporated, a California corporation ("NutraStar California"). In addition, several creditors of NutraStar, including the Company, agreed to cancel certain indebtedness owed by NutraStar in exchange for shares of NutraStar California's Series A preferred stock. Pursuant to this arrangement, during December 2001 the Company agreed to cancel $190,000 of NutraStar's indebtedness in exchange for 190,000 shares of NutraStar California's Series A preferred stock. Concurrent with the Reorganization, the Company and NutraStar entered into a new exclusive distribution agreement (the "Exclusive Distribution Agreement") whereby the Company granted NutraStar an exclusive license to sell certain RiceX brand products for distribution into the nutraceutical market. The Exclusive Distribution Agreement covers the United States and all of its territories and any additional countries or regions of the countries that RiceX and NutraStar mutually agree upon in writing. Patricia McPeak, who resigned as president of the Company on March 31, 2000 retained her seat on the Company's Board of Directors until June 29, 2001 at which time her term expired. Ms. McPeak is an officer and director of NutraStar and also became an officer and director of NutraStar California. She is the spouse of Daniel L. McPeak, Sr., Chairman of the Board and Chief Executive Officer of the Company. See Part II, Item 7, "Financial

Statements" and Part III, "Certain Relationships and Related Transactions" for further discussions of NutraStar.

        The Company has retained the services of The University of Illinois, Animal Science Department to study the physiological effects of RiceX Bran on companion pets. The results of this eight-week clinical trial will be scientifically reviewed and published upon completion. The Company hopes that this study will have a positive effect on its marketing efforts worldwide. The United States market for companion pet foods is estimated to be $12 billion annually and $27 billion worldwide. The Company anticipates receiving the University of Illinois clinical study some time during fiscal 2002.

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

Item 7. FINANCIAL STATEMENTS

THE RICEX COMPANY
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
 The RiceX Company

        We have audited the accompanying consolidated balance sheets of The RiceX Company and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The RiceX Company and Subsidiary at December 31, 2001 and 2000, and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California
March 6, 2002

THE RICEX COMPANY
CONSOLIDATED BALANCE SHEET

	DECEMBER 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,603,065	$967,743
Trade accounts receivable, net of allowance for doubtful accounts, $20,000 and $267,516 in 2001 and 2000, respectively	783,374	641,680
Inventories	240,394	312,834
Deposits and other current assets	155,017	45,852

Total current assets	2,781,850	1,968,109
PROPERTY AND EQUIPMENT, net	1,786,276	2,478,881
OTHER ASSETS, net	91,986	91,986

	$4,660,112	$4,538,976

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$562,497	$617,124
Deferred revenue	221,234	1,340,800

Total current liabilities	783,731	1,957,924
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized, 38,829,350 shares issued and outstanding in 2001 and 2000	38,829	38,829
Additional paid-in capital	29,363,588	29,351,588
Accumulated deficit	(25,352,998)	(26,481,645)
Deferred expenses relating to equity issuance	(173,038)	(327,720)

Total shareholders' equity	3,876,381	2,581,052

	$4,660,112	$4,538,976

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2001		2000
REVENUES
Sales		$6,278,523	$3,820,239
Royalties		20,045	18,275

		6,298,568	3,838,514
COST OF SALES		2,445,119	2,084,740

		3,853,449	1,753,774
RESEARCH AND DEVELOPMENT EXPENSES		200,651	271,357
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		1,703,591	1,178,246
STOCK OPTION AND WARRANT EXPENSE		12,000	92,160
INVESTOR RELATIONS		169,189	1,165,482
PROFESSIONAL FEES		707,964	343,762
BAD DEBT EXPENSE		—	250,000

Income (loss) from operations		1,060,054	(1,547,233)
OTHER INCOME (EXPENSE):
Interest and other income		75,030	103,333
Interest and other expense		(6,437)	(1,023,881)

Net income (loss)		$1,128,647	$(2,467,781)

BASIC AND DILUTED EARNINGS PER SHARE; net income (loss) per share	$	..03	$(.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		38,829,350	36,727,443

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2001 AND 2000

					Deferred Expenses Related to Equity Issuance
	Common Stock					Note Receivable from Shareholder	Total Shareholders' Equity (Deficit)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount
Balance, December 31, 1999	36,393,784	$36,394	$27,252,130	$(24,013,864)	$(2,128,731)	$(1,078,500)	$67,429
Issuance of common stock and warrants for services	82,000	82	73,918	—	—	—	74,000
Amortization of prepaid interest	—	—	—	—	323,593	—	323,593
Amortization of debt issuance	—	—	—	—	696,298	—	696,298
Recognition of compensation expense	—	—	83,160	—	—	—	83,160
Recognition of warrants issued for services	—	—	9,000	—	—	—	9,000
Amortization of warrants issued for consulting fees	—	—	—	—	19,139	—	19,139
Issuance of common stock pursuant to the exercise of stock options	1,200,000	1,200	862,800	—	—	(862,800)	1,200
Rescission of exercises of stock options	(2,700,000)	(2,700)	(1,941,300)	—	—	1,941,300	(2,700)
Issuance of common stock private placement, net of finders fee of $9,600	182,137	182	116,218	—	—	—	116,400
Conversion of debt to equity	3,571,429	3,571	2,415,214	—	—	—	2,418,785
Amortization of prepaid processing fees	—	—	—	—	78,125	—	78,125
Amortization of investor relations fee	—	—	182,127	—	913,527	—	1,095,654
Issuance of warrants for consulting fees	—	—	229,671	—	(229,671)	—	—
Issuance of common stock for purchase of equipment	100,000	100	68,650	—	—	—	68,750
Net loss for the year	—	—	—	(2,467,781)	—	—	(2,467,781)

Balance, December 31, 2000	38,829,350	38,829	29,351,588	(26,481,645)	(327,720)	—	2,581,052
Amortization of warrants issued to former employees	—	—	12,000	—	—	—	12,000
Amortization of warrants issued for consulting fees	—	—	—	—	76,557	—	76,557
Amortization of prepaid processing fees	—	—	—	—	78,125	—	78,125
Net income for the year	—	—	—	1,128,647	—	—	1,128,647

Balance, December 31, 2001	38,829,350	$38,829	$29,363,588	$(25,352,998)	$(173,038)	$—	$3,876,381

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2001	2000
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$1,128,647	$(2,467,781)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	816,850	701,472
Amortization of investor relation expense	—	1,095,654
Bad debt expense	—	250,000
Shares, warrants and options issued for compensation and services	—	166,160
Amortization of shares and warrants issued for services	166,685	97,259
Deferred revenue received	1,240,800	1,340,800
Recognition of deferred revenue	(2,360,369)	—
Amortization of prepaid interest and debt issuance costs	—	1,019,892
Net changes in operating assets and liabilities
Trade accounts receivable	(141,694)	(376,981)
Inventories	72,440	(2,645)
Deposits and other current assets	(109,165)	(20,027)
Accounts payable and accrued liabilities	(54,627)	76,870

Net cash from operating activities	759,567	1,880,673

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, and other assets	(137,766)	(126,664)
Proceeds from sale of equipment	13,521	—

Net cash from investing activities	(124,245)	(126,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	114,900
Payment of long-term debt to shareholders	—	(1,850,000)
Payments association with conversion of long-term debt	—	(81,215)

Net cash from financing activities	—	(1,816,315)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	635,322	(62,306)
CASH AND CASH EQUIVALENTS, beginning of year	967,743	1,030,049

CASH AND CASH EQUIVALENTS, end of year	$1,603,065	$967,743

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

        The Company is an agribusiness food technology company, which has developed a proprietary process to stabilize rice bran. RiceX is headquartered in El Dorado Hills, California and has stabilization equipment located at a rice mill in Northern California. The Company purchases raw rice bran from the mill and mill employees, under Company supervision, operate the Company's equipment to stabilize rice bran. The Company pays a processing fee to the mill for this service. Under an agreement with the mill, the mill may use the Company's equipment to stabilize rice bran for its customers in exchange for the payment of a royalty fee to the Company. The Company intends to enter into additional relationships with rice processors as part of its overall business strategy.

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

        The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies. Congress enacted the Dietary Supplement Health Education Act of 1994 ("DSHEA"), which limits the FDA's jurisdiction in regulating dietary supplements. The FDA has proposed regulations with the purpose of implementing DSHEA and proposals have been made to modify or change the provisions of DSHEA. The effect that those regulations or proposed changes will have on the operations of the Company cannot currently be determined.

        A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements follows:

        Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Concentration of credit risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable for sales to major customers. The Company performs credit evaluations on its customers financial condition and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based upon expected collectibility of all accounts receivable. Uncollected accounts have not been significant.

        In 2001, three major customers each accounted for 36%, 30% and 11% of sales, respectively. Accounts receivable includes amounts due from two customers comprising of 54% and 17% of the total outstanding. Approximately 36% of total sales are the result of exports to Guatemala.

        In 2000, two major customers accounted for 50% and 17% of sales and 33% and 64% of accounts receivable, respectively.

        Cash and cash equivalents—Cash equivalents consist of highly liquid investments with an original or remaining maturity at the time of purchase of three months or less.

        Inventories—Inventories are stated at the lower of cost or market determined on a first-in, first-out basis. The costs associated with the milling process are allocated to inventory.

        Property and equipment—Property and equipment are stated at cost. Depreciation or amortization is computed on the straight-line method over the shorter of the estimated life of the asset or the lease term, generally ranging from three to ten years. Upon sales or retirement, the related cost and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is included in results of operations. The cost of additions, improvements, and interest on construction are capitalized, while maintenance and repairs are charged to operations when incurred.

        The estimated lives used in determining depreciation and amortization are:

Buildings	10 years
Equipment	5 - 7 years
Leasehold improvements	7 years
Furniture and fixtures	5 - 7 years

        Deferred expenses related to equity issuance—Costs incurred in connection with equity issuances are deferred and amortized over the terms of the related service.

        Revenue recognition—Revenues from product sales are recognized as products are shipped. Deposits are deferred until either the product has shipped or conditions relating to the sale have been substantially performed.

        Research and development—Research and development costs are expensed when incurred.

        Stock options—The Company accounts for employee stock options using the intrinsic value method under which compensation expense is recognized in the financial statements when the exercise price of option grants are issued at less than fair market value on the grant date. Rescission of any exercise is considered a modification of the award and results in a new measurement date. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which require the Company to disclose pro forma net income (loss) assuming compensation expense related to options granted was determined using the fair value method. As required by SFAS No. 123, the Company has valued stock option and warrants granted to employees and made the required pro forma calculations under the fair value method using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000: risk-free interest rate range of 3.44% to 4.44% in 2001 and 5.13% to 5.21% in 2000; expected option lives of three years and one to five years in 2001 and 2000, respectively; expected volatility of 107% to 115% in 2001 and 102% to 106% in 2000; and no expected dividend in either year.

        Net income (loss) per share—Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. For the year ended December 31, 2000, there were potentially dilutive instruments including stock options, warrants and convertible debt; however, they were anti-dilutive as the Company reported a loss from operations.

        Income taxes—Deferred income tax assets and liabilities result from the future tax consequences associated with temporary differences between the carry amounts and the tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not, that all, or some portion, of such deferred tax assets will not be realized.

        Accounting for long-lived assets—Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by a non-discounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value. There has been no impairment recognized in these consolidated financial statements.

        Reclassifications—Certain reclassifications have been made to the 2000 financial information to conform to the 2001 presentation.

NOTE 2—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	DECEMBER 31,
	2001	2000
Land and buildings	$377,510	$367,961
Equipment	4,423,196	4,307,480
Leasehold improvements	381,642	381,642
Furniture and fixtures	218,071	225,417
Construction in progress	10,717	10,717

	5,411,136	5,293,217
Less accumulated depreciation and amortization	(3,826,760)	(3,016,236)

	1,584,376	2,276,981
Equipment not placed in service	201,900	201,900

	$1,786,276	$2,478,881

NOTE 3—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following:

	DECEMBER 31,
	2001	2000
Trade accounts payable	$204,062	$388,028
Other accrued liabilities	223,435	229,096
Customer deposits	135,000	—

	$562,497	$617,124

NOTE 4—CONVERTIBLE NOTE

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

        The Company leases office, laboratory and warehouse space and vehicles under operating leases which expire in 2006 and 2002, respectively. Beginning in October 2001, the Company has the unilateral right to terminate the facilities' operating leases with six months written notice. Rent expense under operating leases was $64,353 and $48,188 for the years ended December 31, 2001 and 2000, respectively.

        The following is a schedule of future minimum lease payments required under the above leases:

Fiscal year ending each December
2002	$164,692
2003	147,243
2004	134,672
2005	133,517
2006	100,138

Total	$680,262

Amounts reimbursed from affiliate (included above)
2002	$63,122
2003	64,298
2004	64,700
2005	65,906
2006	49,427

Total	$307,453

NOTE 6—SHAREHOLDERS' EQUITY

A. Common and preferred stock

        In 1998, in conjunction with RiceX's re-incorporation in Delaware, the Company increased its authorized number of common shares from 50,000,000 shares to 100,000,000 shares and authorized 10,000,000 shares of preferred stock which may be issued from time to time, in one or more series, and authorized its Board of Directors to establish the rights, preferences and privileges of each such series, when issued. At December 31, 2001, an aggregate of 27,168,369 shares of the Company's common stock was reserved for future issuance upon the conversion of debt and the exercise of stock options and warrants.

B. Stock issued for services and other

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

        In October 2000, the Company issued 50,000 shares of stock to consultants for services rendered. The values of the services rendered were $50,000 and reduced accrued liabilities for the year ended December 31, 2000.

        In September 2000, the Company issued warrants to purchase 2,600,000 shares of common stock at $.70 per share to a venture capitalist firm as a finders fee and to develop and implement a strategic business plan. The Company valued the warrants in accordance with SFAS No. 123 using the Black-Scholes option pricing model. The amount relating to the strategic plan has been recorded as a contra account to shareholders' equity and is being amortized to professional expenses over a three year period. During 2001 and 2000, the Company amortized $76,557 and $19,139, respectively.

        In July 1999, the Company issued 250,000 shares of common stock to a vendor in lieu of cash to guarantee direct supplies for three years, "prepaid processing fee." The value of the common stock was $234,000 and is recorded as a contra account to shareholders' equity and is being amortized to cost of goods sold over the three year period. During 2001 and 2000, the Company amortized $78,125 each year.

        In November 1999, the Company entered into a contract with a company to provide investor relations for a period of one year. The Company issued 1,600,000 shares of common stock with a fair value of $1,264,000. This amount was recorded as a contra account to shareholders' equity. During 1999, the Company amortized $350,473 as professional fees. Additionally, the Company issued warrants to purchase 1,000,000 shares of common stock. The fair market value of these warrants, determined in accordance with SFAS No. 123 using the Black-Scholes option pricing model, was $126,000 of which approximately $70,000 was recorded as professional fees for the year ended December 31, 1999. In February 2000, the agreement was terminated. As a result, the Company has recognized the remaining investor relation expense of approximately $1,095,000.

C. Shares issued to employees

        In May 2000, the Company and three executive officers exercised 1,200,000 stock options at $.72 per share and issued promissory notes of $862,800 as payment for the exercise price.

        In June 2000, the Company and three executive officers rescinded the exercise of 2,700,000 stock options priced at $.72 per share and promissory notes in the total of $1,941,000 given as payment for the exercise price. On account of the rescission, the executive officers returned to the Company the shares of common stock purchased pursuant to the exercise of the options. The rescission of the exercise of the options restores the Company and the executive officers to the positions they occupied prior to the exercise. This has been considered a modification of the award which resulted in a new measurement date. These options are outstanding at December 31, 2001.

D. Conversion of debt to equity

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

E. Deferred expenses related to equity issuance

        In December 1998, the Company issued 940,679 shares of common stock as prepaid interest and warrants to purchase 3,734,540 shares of common stock in connection with a loan agreement. The Company recorded $647,186 of prepaid interest reflecting the fair market value of the shares on December 31, 1998 and $1,392,597 of debt issuance costs, reflecting the fair value of the warrants on December 31, 1998. The Company valued the warrants in accordance with SFAS No. 123 using the Black-Scholes option pricing model. During 2000, the Company amortized $323,593 of prepaid interest and debt issuance costs. These warrants were fully amortized in 2000.

F. Private placement

        During 2000, the Company issued 182,137 shares of common stock and warrants to purchase shares of common stock in conjunction with a $6 million dollar private placement for cash proceeds of $116,400. These warrants, which expire three years from issue date, have an exercise price for the first year of $1.00 per share, for the second year of $1.25 per share and for the third year of $1.50 per share. At December 31, 2001, all warrants issued in conjunction with this private placement were outstanding.

G. Warrants and non-qualified stock options issued

        At December 31, 2001, the warrants and non-qualified stock options outstanding were as follows:

Shares issuable under warrants and non-qualified options	Number of Shares	Exercise Price Per Share	Exercise Period
Balance, January 1, 2000	10,522,651	$0.69 - $4.00	1 - 5 years
Issued during the year	14,206,718	$0.70 - $0.79	3 - 5 years
Canceled during the year	(2,980,000)	$0.69 - $4.00	2 - 10 years

Balance, December 31, 2000	21,749,369	$0.70 - $2.00	1 - 5 years
Issued during the year	—	—	—
Canceled during the year	(250,000)	$1.00	2 years

Balance, December 31, 2001	21,499,369	$0.70 - $2.00	1 - 5 years

        The balance outstanding at December 31, 2001 and 2000 includes incentive warrants to purchase 7,714,287 shares which are restricted from sale and, or transfer until such time when certain sales targets are achieved.

H. Stock option plan

        The Company has 10,000,000 shares of common stock reserved for grant to its officers, director and key employees under its stock option plan. At December 31, 2001, options to purchase 5,669,000 shares of common stock had been granted under the Plan and 4,331,000 shares were available for future grants. Stock option information is as follows:

	Number of Shares	Weighted- Average Exercise Price
Shares under option at January 1, 2000	1,469,000		$.82
Granted	2,082,000.79
Exercised	(1,200,000)		.72
Rescinded exercise	2,700,000.72
Canceled	(129,000)		.70

Shares under option at December 31, 2000	4,922,000	$	..78
Granted	950,000.38
Forfeited	(203,000)		.40

Shares under option at December 31, 2001	5,669,000	$	..73

Options exercisable at December 31, 2001	5,526,667	$	..74

        Weighted average remaining contractual life of options outstanding at December 31, 2001 is 8.4 years.

  Pro-forma information:

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

        The Company's pro-forma net loss and net loss per share would be as follows:

	DECEMBER 31,
	2001	2000
Net income (loss), as reported	$1,128,647	$(2,467,781)
Net income (loss), pro-forma	$639,632	$(2,896,843)
Basic and diluted net income (loss) per share—as reported	$.03	$(.07)
Basic and diluted net income (loss) per share—pro-forma	$.02	$(.08)
Weighted average fair value of options granted to employees during the year	$.26	$.46

NOTE 7—EMPLOYEE BENEFIT PLAN

        Effective January 1, 2000, the 401(k) plan of The RiceX Company's subsidiary, Food Extrusion Montana, changed names from the Food Extrusion, Montana 401(k) Profit Sharing Plan and Trust to The RiceX Company 401(k) Plan & Trust. This name change also included all RiceX employees. To participate in the plan, an employee must have completed one year of service and attained the age of

21. Additionally, the Company may, at its discretion, make additional employer contributions. In order to be eligible to receive an allocation of the discretionary contributions, the employee must work 1000 hours in and be employed on the last day of the plan year. Employees are immediately vested in company contributions. The Company contributes 3% of each employee's salary annually to the plan regardless of employee participation. Plan contributions amounted to $35,000 and $28,000 in 2001 and 2000, respectively.

NOTE 8—RELATED PARTY TRANSACTIONS

        During 2000, the Company entered into an exclusive distribution agreement (the "Original Agreement") with NutraStar Incorporated, a Nevada corporation ("NutraStar") to develop products and market them into the nutraceutical and value added functional foods markets for human nutrition. Under this arrangement, the Company recognized sales to NutraStar of $72,000 and $622,000 during 2001 and 2000, respectively. By year end 2000 NutraStar had not finalized its structural funding and consequently the Company established a reserve of $250,000 against a receivable from NutraStar at December 31, 2000. At December 31, 2000, the Company had a net outstanding receivable from NutraStar of $334,000 and an allowance for doubtful accounts of $250,000. The Company also had a deposit of $100,000 included in deferred revenue from NutraStar at December 31, 2000. The receivable balance from NutraStar at December 31, 2001 was zero. NutraStar is subleasing a portion of the Company's office space (see Note 5).

        In early 2001 the Company suspended NutraStar's exclusivity arrangement and began making direct sales to the customer base which was previously acquired by NutraStar under the Original Agreement. The Company continued NutraStar's pricing which was higher than what RiceX had previously charged these customers. The price differential of approximately $156,000 was recognized as commission expense by the Company and is recorded as selling expense in its 2001 Statement of Operations. After paying NutraStar $56,000, the Company applied the remaining $100,000 price differential to the receivable balance from NutraStar. The deposit of $100,000 at December 31, 2000 was also applied by the Company to the receivable balance from NutraStar. The net effect of these transactions resulted in a remaining balance of $130,000 due from NutraStar which was subsequently exchanged for shares of NutraStar California's Series A preferred stock as discussed below. The Original Agreement between RiceX and NutraStar subsequently was canceled in 2001 because of issues related to payment for outstanding goods shipped by the Company.

        In late 2001, NutraStar entered into a plan and agreement of exchange (the "Reorganization") dated November 9, 2001 with Alliance Consumer International, Inc. ("Alliance"). Pursuant to the Reorganization, NutraStar became a wholly owned subsidiary of Alliance, and Alliance thereafter changed its name to NutraStar Incorporated, a California corporation ("NutraStar California"). In addition, several creditors of NutraStar, including the Company, agreed to cancel certain indebtedness owed by NutraStar in exchange for shares of NutraStar California's Series A preferred stock. Pursuant to this arrangement, during December 2001 the Company agreed to cancel $190,000 of NutraStar's indebtedness in exchange for 190,000 shares of NutraStar California's Series A preferred stock. Concurrent with the Reorganization, the Company and NutraStar entered into a new five-year exclusive distribution agreement (the "Exclusive Distribution Agreement") whereby the Company granted NutraStar an exclusive license to sell certain RiceX brand products for distribution into the nutraceutical market. The Exclusive Distribution Agreement covers the United States and all of its territories and any additional countries or regions of the countries that RiceX and NutraStar mutually agree upon in writing. NutraStar has agreed to meet certain escalating minimum purchase requirements throughout the term of the contract. NutraStar has paid a $135,000 security deposit, which is recorded in other liabilities. A prepayment deposit of fifty percent is required for each purchase order for the first six months of the agreement and decreases to zero as long as there are no defaults during the first twelve months. The agreement also provides for the option to extend for two additional periods of five years each. In exchange for the exclusive license in the nutraceutical market, the Company will receive license fees. Patricia McPeak, who resigned as president of the Company on March 31, 2000 retained her seat on the Company's Board of Directors until June 29, 2001 at which time her term expired. Ms. McPeak is an officer and director of NutraStar and also became an officer and director of NutraStar California. She is the spouse of Daniel McPeak, Sr., Chairman of the Board and Chief Executive Officer of the Company.

        In September 2000, the Company finalized an agreement with a venture capital firm to convert a $2,500,000 note to equity (see Note 4). In connection with this transaction, the Company issued common stock and warrants to two principle parties, one of which is GBV Intermark Fund, LLC. The manager of this fund was appointed to the Company's Board of Directors in October 2000.

        During 2001, the Company paid to an investor relations firm, who is a shareholder, approximately $80,000 for investor relations services.

NOTE 9—INCOME TAXES

        The provision for income taxes which is included in other expenses on the statement of operations consists of $1,600 for the years ended December 31, 2001 and 2000 which represents the state minimum tax.

        Deferred tax assets (liabilities) are comprised of the following:

	DECEMBER 31,
	2001	2000
Net operating loss carryforward	$4,264,000	$5,115,000
Options and warrants	—	340,000
Accrued reserves	118,000	36,000
Research costs	872,000	747,000
Accumulated depreciation	(254,000)	(129,000)
Other	16,000	14,000

	5,016,000	6,123,000
Less valuation allowance	(5,016,000)	(6,123,000)

	$—	$—

        Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial statement purposes. At December 31, 2001, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2001, net operating loss carryforwards were approximately $11,600,000 for federal tax purposes that expire at various dates from 2009 through 2020 and $9,800,000 for state tax purposes that expire in 2003 through 2010.

        Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the "change in ownership" provisions of the internal revenue code and similar state regulations. The annual limitation may result in expiration of net operating loss carryforwards before utilization.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION AND NON CASH FINANCING ACTIVITIES

	YEARS ENDED DECEMBER 31,
	2001	2000
Supplemental cash flow information:
Cash paid for income taxes	$1,600	$1,600
Cash paid for interest expense	$6,400	$3,200
Non cash investing and financing activities:
Issuance (rescission) of common stock for note receivable	$—	$(1,941,300)
Conversion of debt into equity	$—	$2,418,785
Amortization/issuance of common stock for prepaid interest on debt financing	$—	$323,593
Amortization/issuance of warrants for debt issuance costs	$—	$696,299
Amortization/issuance of common stock and warrants for services	$166,685	$494,898
Issuance of stock options to employees	$—	$83,160
Issuance of stock to acquire equipment	$—	$68,650

NOTE 11—EARNINGS PER SHARE

        The Company computes earnings per share (EPS) in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of basic EPS, which does not consider the effect of common stock equivalents, and diluted EPS, which considers all dilutive common stock equivalents.

	Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net earnings	$1,128,647	38,829,350	$.03

Effect of Dilutive Securities
Stock options		37,975

Diluted EPS
Net earnings plus assumed conversions	$1,128,647	38,867,325	$.03

        Options and warrants to purchase 19,454,082 shares of common stock at a range of $0.38-$2.00 a share were outstanding during 2001. They were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

	Year Ended December 31, 2000
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net loss	$(2,467,781)	36,727,443	$(.07)

Effect of Dilutive Securities
Stock options		—

Diluted EPS
Net loss plus assumed conversions	$(2,467,781)	36,727,443	$(.07)

        Options and warrants to purchase 18,957,082 shares of common stock were outstanding during 2000. They were not included in the computation of diluted EPS because the options were considered anti-dilutive.

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of the Company's financial instruments approximated carrying value at December 31, 2001 and 2000. The Company's financial instruments include cash and accounts receivable for which the carrying amount approximates fair value due to the short maturity of the instruments.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

NAME	AGE	POSITION
Daniel L. McPeak, Sr.	67	Class III Director, CEO, and Chairman of the Board
Patricia McPeak (1)(2)	61	Class III Director
Kirit S. Kamdar (2)	60	Class I Director
Steven W. Saunders (3)	46	Class I Director
Kenneth L. Miller (3)	57	Class II Director
Todd C. Crow	53	Class III Director, Vice President Finance & CFO
Ike E. Lynch	57	Vice President of Operations
Daniel L. McPeak, Jr.	42	Vice President and General Manager

(1)
Member of the Board of Directors until the expiration of her term, June 29, 2001

(2)
Member of the Compensation Committee

(3)
Member of the Audit Committee

DIRECTORS AND EXECUTIVE OFFICERS

        DANIEL L. MCPEAK. Mr. McPeak co-founded the Company in February 1989 and has served as Chairman of the Board of the Company since its formation. In November 1998, Mr. McPeak was re-appointed Chief Executive Officer ("CEO") of the Company. Mr. McPeak previously served as CEO of the Company from May 1989 to April 1997. Mr. McPeak is the spouse of Ms. McPeak and the father of Daniel L. McPeak, Jr. Mr. McPeak will serve as a Class III Director until the election of Directors in 2004.

        PATRICIA MCPEAK. Ms. McPeak co-founded the Company in February 1989 and served as President from its formation until March 31, 2000. From February 1989 to January 1996, Ms. McPeak also served as Secretary of the Company. On February 5, 1999, the Board of Directors approved Ms. McPeak's formation of a retail nutraceutical company and her resignation as President at a future date. On March 31, 2000, Ms. McPeak resigned as President and retained her seat on the Company's Board of Directors, as a Class III Director, until the expiration of her term, June 29, 2001. Since April 1, 2000, Ms. McPeak has been President and CEO of NutraStar, Incorporated, which has the license to sell RiceX products in the nutraceutical market. Ms. McPeak is the spouse of Mr. McPeak.

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

        TODD C. CROW. Mr. Crow has served as a Class III Director of the Company since June 2001 and will serve until the next election of Directors in 2004. Mr. Crow joined the Company in May 1996 and has been the Company's Vice President of Finance and Chief Financial Officer since November 1998 and its Secretary since January 1999. From September 1997 to November 1998, Mr. Crow was the Company's Controller. From May 1996 to September 1997 he was the Company's Chief Financial Officer. Mr. Crow also served as a Director of the Company from June 1996 to January 1997. From 1989 until joining The RiceX Company, Mr. Crow held senior financial positions with the Morning Star Group, an agri-business holding company, and Harter, Inc., a food-processing manufacturer.

        IKE E. LYNCH. Mr. Lynch currently serves as Vice President of Operations and International Business Development for the RiceX Company and President and Chief Operating Officer of Food Extrusion—Montana, positions which he has held since January 1997. From 1966 through 1982, Mr. Lynch was employed by the H. J. Heinz Company in various Management roles, culminating with the President and CEO position of the Hubinger Company, a subsidiary of Heinz. In 1982 Mr. Lynch left Heinz to become President and CEO of Dawn Enterprises a LLC, specializing in Ethanol production and marketing. Mr. Lynch left Dawn Enterprises in 1989 to form Centennial Foods, Incorporated where he served as President and Chief Executive Officer until the acquisition of Centennial by RiceX in 1997.

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

        The Compensation Committee, Kirit Kamdar, establishes salaries, incentives and other forms of compensation for officers and other employees of the Company, and administers the incentive compensation and benefit plans of the Company.

SECTION 16(a) COMPLIANCE

        Based upon a review of the Company's records, the Company is not aware of any officers or directors of the Company that failed to timely file one or more reports disclosing beneficial ownership of securities of the Company as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2001.

Item 10. EXECUTIVE COMPENSATION

        The following table sets forth the total compensation for the Chief Executive Officer and each of the Company's current executive officers and one former officer whose total salary and bonuses for fiscal 2000 and 2001 exceeded $100,000 or would have exceeded $100,000 on an annualized basis (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Long Term Compensation
Annual Compensation
Awards Securities Underlying Options/SARs (#)
Name & Principal Position	Year	Salary			Other Annual Compensation				All Other Compensation
Daniel L. McPeak, Sr. (1) Chairman of the Board, Chief Executive Officer	2001 2000 1999	$ $ $	250,000 233,077 149,126		$	— — 16,251	(2) (2) (5)	200,000 2,000,000 —
Ike E. Lynch VP Operations and Chief Operating Officer of Food Extrusion Montana	2001 2000 1999	$ $ $	135,000 131,538 124,592			— — —	(2) (2) (2)	— — 900,000
Todd C. Crow (3) Chief Financial Officer	2001 2000 1999	$ $ $	135,000 138,538 98,884			— — —	(2) (2) (2)	150,000 — 900,000
Daniel L. McPeak, Jr. (4) Executive VP, General Manager	2001 2000 1999	$ $ $	135,000 131,538 98,940		$	— — 9,900	(2) (2) (7)	— — 900,000
Allen J. Simon (Terminated) (1)	2001 2000 1999	$	— — 20,833	(6)

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

(7)
Represents automobile allowances and expenses.

OPTION ACTIVITY IN 2001 TO EXECUTIVES

        The following table sets forth for each of the Named Executive Officers certain information concerning stock options activity granted during 2001.

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Market Price ($/Sh)	Expiration Date
Daniel McPeak, Sr.	150,000(1)	16%	$0.39	$0.39	2/22/11
Daniel McPeak, Sr.	50,000(2)	5%	$0.40	$0.40	6/1/11
Todd C. Crow	150,000(1)	5%	$0.39	$0.39	2/22/11

(1)
Options were granted on February 22, 2001, all 150,000 option shares were fully vested and immediately exercisable at $0.39 per share. Market price of underlying securities on the date of grant, $0.39 per share.

(2)
Options were granted on June 1, 2001, the 50,000 option shares vest over twelve months and are exercisable at $0.40 per share. Market price of underlying securities on the date of grant, $0.40 per share.

STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

        The table below reflects the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2001 for the Named Executive Officers. Values for "in-the-money" options represent the position spread between the exercise price of existing options and the market value for the Company's common stock on December 31, 2001.

			Number of Unexercised Options		Value of Unexercised In-the-Money Options
	Shares Acquired on Exercised (#)	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
None

DIRECTOR COMPENSATION

        On July 9, 1997, the Board of Directors adopted a non-employee director compensation plan pursuant to which non-employee directors are compensated as follows: (i) $15,000 annual retainer payable in quarterly installments for participation at up to six meetings of the Board of Directors; (ii) an immediately exercisable, nonqualified stock option to purchase 50,000 shares of common stock to be granted upon appointment to the Board of Directors, and (iii) an immediately exercisable, nonqualified stock option to purchase 15,000 shares of common stock to be granted on the day of each annual shareholders' meeting during the non-employee director's service on the Board of Directors. Such options are to be granted as free-standing options and not under the 1997 Stock Option Plan. The exercise price shall be the fair market value of a share of common stock on the date of grant. On April 27, 1999 the Board voted to temporarily suspend the grant of options with payment of retainer to the Board of Directors. Directors are also reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors and committees thereof. Effective February 22, 2001, the options program was reinstated and amended. The amendments include issuing options to purchase 50,000 shares of the Company's common stock to each Board member on the anniversary of their appointment as Board member. The options will be fully vested at the end of one year, or to the anniversary date. Should a member leave prior to 100 percent vesting, the options shares will be prorated to the vested period. The Director annual retainer fee remains suspended.

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

1997 STOCK OPTION PLAN

        The Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan") in November 1997 and the shareholders approved the 1997 Plan in May 1998. At the meeting of shareholders of the Company held on June 29, 2001, the shareholders approved increasing authorized shares of common stock to be issued under the Company's 1997 Stock Option Plan from 5,000,000 to 10,000,000 increasing the number of reserved shares of common stock from 5,000,000 shares to 10,000,000 shares. As of December 31, 2001 a total of 4,331,000 shares are available for future grant. The 1997 Plan provides for the grant of "incentive stock options" as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), to employees of the Company. The 1997 Plan also provides for the grant of options that are not intended to qualify as incentive stock options under Section 422A of the Code to employees, non-employee directors and consultants of the Company. The exercise price of any incentive stock option granted under the 1997 Plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant and of any nonqualified stock option 85% of fair market value and 110% of fair market value in the case of a participant owning stock possessing more than 10% of the voting rights of the Company's outstanding capital stock. Shares subject to an option granted under the 1997 Plan may be purchased for cash, in exchange for shares of common stock owned by the optionee, or other consideration as set forth in the 1997 Plan. The Board of Directors administers the 1997 Plan. Under the 1997 Plan, options vest not less than 20% per year and have ten year terms (except with respect to 10% stockholders which have five-year terms). If the Company sells substantially all of its assets, is a party to a merger or consolidation in which it is not the surviving corporation (a "Change of Control"), then the Company has the right to accelerate unvested options and shall give the option holder written notice of the exercisability and specify a time period in which the option may be exercised. All options shall terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless the agreement governing the Change of Control shall provide otherwise.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of March 1, 2002 (the "Reference Date") with respect to the beneficial ownership of common stock of the Company, by each person known by the Company to own beneficially more than five percent of the Company's common stock, by each executive officer and director, and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws. As of the Reference Date, there were 38,829,350 shares of Common Stock outstanding and unexercised warrants and options representing 27,168,369 shares.

Name (1)	Amount & Nature of Beneficial Owner (2)	Percent of Class
Monsanto 800 N. Lindbergh, St. Louis, MO 63167	7,167,479	10.86%
GBV Intermark Fund, LLC 2998 Douglas Blvd., Roseville, CA 95661	5,803,574(3)	8.79%
Gilbert L. McCord, Sr. 7029 E. Hill Road, Grand Blac, MI 48439	5,803,571(4)	8.79%
Daniel L. McPeak, Sr., Chairman of the Board and Chief Executive Officer	5,774,095(5)	8.75%
Intermark Partners Strategic Management, LLC 484 East Carmel Dr., Carmel, IN 46032	5,078,215(6)	7.69%
Kirit Kamdar, Director	1,951,250(7)
Steven W. Saunders, Director	1,000,000(7)
Kenneth L. Miller, Director	250,000(7)
Todd C. Crow, Chief Financial Officer	1,160,000(7)
Ike E. Lynch, V.P. Operations	1,348,535(7)
Daniel L. McPeak, Jr., V.P. General Manager	965,500(7)
All directors and executive officers, as a group (7 persons)	12,449,380	18.86%

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

(3)
Includes warrants to purchase 4,017,859 shares of common stock. The warrants are currently exercisable. Warrants to purchase 2,232,144 shares are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

(4)
Includes warrants to purchase 4,017,857 shares of common stock. The warrants are currently exercisable. Warrants to purchase 2,232,143 shares are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

(5)
Includes options to purchase 2,200,000 shares of common stock, 1,708,225 shares in Mr. McPeak's name and 1,665,870 shares in his wife's name, Ms. Patricia McPeak, and 200,000 held in a joint trust.

(6)
Represents warrants to purchase 5,078,215 shares of common stock. The warrants are currently exercisable. Warrants to purchase 3,250,000 shares are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

(7)
Includes options for the purchase of common stock as follows: Kirit S. Kamdar, 200,000; Steven W. Saunders, 200,000; Kenneth L. Miller, 100,000; Todd C. Crow, 1,160,000; Ike E. Lynch, 1,040,000, also includes 14,409 shares of common stock and 12,000 options for the purchase of common stock held by Mr. Lynch's wife to which Mr. Lynch disclaims beneficial ownership; Daniel L. McPeak, Jr., 960,000.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Mr. Daniel McPeak, Sr. has served as Chairman of the Board of the Company since its formation in 1989. In November 1998, Mr. McPeak was re-appointed Chief Executive Officer ("CEO") of the Company. Mr. McPeak previously served as CEO of the Company from May 1989 to April 1997. Mr. McPeak is the spouse of Ms. Patricia McPeak and the father of Daniel L. McPeak, Jr. In February 2001, the Company issued Mr. McPeak non-statutory stock option agreements to purchase 150,000 shares of common stock at an exercise price of $.39 per share. Market price on the date of grant was $.39 per share. These options were fully vested upon date of grant. Expiration date of the option agreements are February 22, 2011. Upon the anniversary date of Mr. McPeak appointment to the Board, in June, 2001 the Company issued him a non-statutory stock option agreement to purchase 50,000 shares of common stock at an exercise price of $.40 per share. Market price on the date of grant was $.40 per share. The option will be fully vested at the end of one year, or to the anniversary date. Expiration date of the option agreement is June 1, 2011. See Part III, Item 9, "Director Compensation" for further discussions. In April 2000, the Company issued Mr. McPeak a non-statutory stock option agreement to purchase 2,000,000 shares of common stock at an exercise price of $.79 per share. One half of the options, 1,000,000 shares were fully vested upon date of grant. On April 1, 2001, the remaining 1,000,000 option shares will be fully vested with an exercise price of $.79 per share. Expiration date of the option agreement is April 1, 2010. These stock options were issued in accordance with the Company's Employee Stock Option program that was ratified by the Board of Directors in 1997.

        Ms. Patricia McPeak served as a Director of the Company from its formation in 1989 until the expiration of her term on June 29, 2001. From February 1989 to March 2000, Ms. McPeak also served as President of the Company. In February 2001, the Company issued Ms. McPeak a non-statutory stock option agreement to purchase 150,000 shares of common stock at an exercise price of $.39 per share. Market price on the date of grant was $.39 per share. These options were fully vested upon date of grant. Upon the anniversary date of Ms. McPeak appointment to the Board, in June, 2001 the

Company issued her a non-statutory stock option agreement to purchase 50,000 shares of common stock at an exercise price of $.40 per share. Market price on the date of grant was $.40 per share. These options will be fully vested at the end of one year, or to the anniversary date. In accordance with the non-statutory stock option agreement, these options will expire 90 days after the Board member leaves the Board of Directors. See Part III, Item 9, "Director Compensation" for further discussions. Since Ms. McPeak's directorship ended on June 29, 2001 and she did not exercise her stock options, the non-statutory stock option agreements expired effective September 29, 2001. During 2000, the Company entered into an exclusive distribution agreement (the "Original Agreement") with NutraStar Incorporated, a Nevada corporation ("NutraStar") to develop products and market them into the nutraceutical and value added functional foods markets for human nutrition. Under this arrangement, during the year 2000 the Company recognized sales to NutraStar of $622,000. By year end 2000 NutraStar had not finalized its structural funding and consequently in early 2001 the Company established a reserve of $250,000 against a receivable from NutraStar at December 31, 2000 and suspended NutraStar's exclusivity arrangement under the Original Agreement. The Original Agreement between RiceX and NutraStar subsequently was canceled in 2001 because of issues related to payment for outstanding goods shipped by the Company. In late 2001, NutraStar entered into a plan and agreement of exchange (the "Reorganization") dated November 9, 2001 with Alliance Consumer International, Inc. ("Alliance"). Pursuant to the Reorganization, NutraStar became a wholly owned subsidiary of Alliance, and Alliance thereafter changed its name to NutraStar Incorporated, a California corporation ("NutraStar California"). In addition, several creditors of NutraStar, including the Company, agreed to cancel certain indebtedness owed by NutraStar in exchange for shares of NutraStar California's Series A preferred stock. Pursuant to this arrangement, during December 2001 the Company agreed to cancel $190,000 of NutraStar's indebtedness in exchange for 190,000 shares of NutraStar California's Series A preferred stock. Concurrent with the Reorganization, the Company and NutraStar entered into a new exclusive distribution agreement (the "Exclusive Distribution Agreement") whereby the Company granted NutraStar an exclusive license to sell certain RiceX brand products for distribution into the nutraceutical market. The Exclusive Distribution Agreement covers the United States and all of its territories and any additional countries or regions of the countries that RiceX and NutraStar mutually agree upon in writing. Patricia McPeak, who resigned as president of the Company on March 31, 2000 retained her seat on the Company's Board of Directors until June 29, 2001 at which time her term expired. Ms. McPeak is an officer and director of NutraStar and also became an officer and director of NutraStar California. She is the spouse of Daniel L. McPeak, Sr., Chairman of the Board and Chief Executive Officer of the Company. See Part II, Item 7, "Financial Statements" for further discussions of NutraStar.

        Mr. Kirit Kamdar has been a Director of the Company since August 5, 1998 and was a Director of the Company from January 1990 to September 1992. From January 1990 to April 1994, Mr. Kamdar served as the Company's Executive Vice President. In February 2001, the Company issued Mr. Kamdar non-statutory stock option agreements to purchase 100,000 shares of common stock at an exercise price of $.39 per share. Market price on the date of grant was $.39 per share. These options were fully vested upon date of grant. Expiration date of the option agreements are February 22, 2011. Upon the anniversary date of Mr. Kamdar appointment to the Board, in September, 2001 the Company issued him a non-statutory stock option agreement to purchase 50,000 shares of common stock at an exercise price of $.30 per share. Market price on the date of grant was $.30 per share. The option will be fully vested at the end of one year, or to the anniversary date. Expiration date of the option agreement is September 23, 2011. See Part III, Item 9, "Director Compensation" for further discussions. Mr. Kamdar currently owns 1,951,250 shares of the Company's common stock and common stock options, or 2.96%. Since July 1974, Mr. Kamdar has been Chairman of the Board and Chief Executive Officer of Kamflex Corporation, ("Kamflex"), a manufacturer of extrusion and conveyor equipment. The Company did not purchase any equipment from Kamflex in 2000 and 2001.

        Mr. Kenneth Miller has been a director of the Company since October 2000 and currently is Manager of GBV Intermark Fund LLC. In September 2000, the Company finalized an agreement with a venture capital firm to convert a $2,500,000 note to equity. On September 29, 2000, the Company converted the note for 3,571,429 shares of common stock and warrants to purchase 3,571,429 shares of common stock at $.70 per share. The market price on the date of grant was $.55 per share. These warrants are immediately exercisable and have a term of five years. In connection with this conversion, the Company also granted additional warrants to purchase up to 4,464,285 shares of common stock at $.70 per share. These additional warrants are exercisable at any time during the five-year period commencing from the date of grant. The warrant shares are restricted from sale and, or transfer until such time when the Company's revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000. In connection with this transaction, the Company issued common stock and warrants to two principle parties, one of which was GBV Intermark Fund, LLC. In February 2001, the Company issued Mr. Miller a non-statutory stock option agreement to purchase 50,000 shares of common stock at an exercise price of $.39 per share. Market price on the date of grant was $.39 per share. The option was fully vested upon date of grant. Expiration date of the option agreements are February 22, 2011. Upon the anniversary date of Mr. Miller appointment to the Board, in September, 2001 the Company issued him a non-statutory stock option agreement to purchase 50,000 shares of common stock at an exercise price of $.34 per share. Market price on the date of grant was $.34 per share. The option will be fully vested at the end of one year, or to the anniversary date. Expiration date of the option agreement is September 29, 2011. See Part III, Item 9, "Director Compensation" for further discussions.

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)
INDEX TO EXHIBIT

Exhibit No.	Description of Exhibit
2.1	Certificate of Incorporation of the Company. (1)
2.2	Form of Incorporation of the Company. (1)
3.1	Certificate of Incorporation of the Company. (1)
3.2	Form of Corporate By-laws. (2)
4.1	Form of Registration Rights Agreement between the Company and certain officers and directors. (1)
4.2	Form of Warrant Agreement between the Company and certain investors dated February 9, 1996. (1)
4.3	Letter Agreement between the Company and certain investors dated January 15, 1999. (5)
4.4	Shareholders Agreement between CF Corporation (formerly Centennial Foods, Inc.) and the Company dated March 19, 1997. (1)
4.5	Amendment No. 1 to the Shareholders Agreement between CF Corporation and the Company dated January 15, 1999. (5)
4.6	Registration Rights Agreement between the Company and CF Corporation dated January 22, 1999. (5)
4.7	Form of Directors Stock Option Agreement. (1)(3)
4.8	Form of Non-statutory Stock Option Agreement not issued under the 1997 Stock Option Plan, governing options granted to employees by the Company. (1)(3)
4.9	Creditor Agreement between Centennial Foods, Inc., the Company and Ike Lynch dated October 14, 1996. (1)
4.10	Creditor Agreement between Centennial Foods, Inc., the Company and Montana Department of Environmental Quality dated October 18, 1996. (1)
4.11	Assignment of Commercial Security Agreement and Business Loan and Credit Agreement dated March 4, 1996 between Seattle-First National Bank and Company 19 General Partnership. (1)
4.12	Assignment of Subordination Agreements and Negotiable Collateral between Seattle-First National Bank and Company 19 General Partnership dated March 4, 1996.(1)
4.13	Creditor Agreement between Centennial Foods, Inc. and Company 19 General partnership dated October 14, 1996. (1)
4.14	Form of Subordination Agreement between certain creditors of Centennial Foods, Inc. in favor of Seafirst. (1)
4.15	Creditor's Agreement between Centennial Foods and Montana Department of Commerce dated October 11, 1996. (1)
4.16	Form of Creditor's Agreement between Centennial Foods, Inc. and certain convertible note holders. (1)
4.17	Amended and Restated Loan Agreement between the Company and FoodCeuticals dated as of December 31, 1998. (5)
4.18	Promissory Note in the amount of $1,850,000 payable to FoodCeuticals dated December 31, 1998. (5)
4.19	Registration Rights Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)
4.20	Warrant Agreement number 98-1 between the Company and FoodCeuticals dated December 31, 1998. (5)
4.21	Warrant Agreement number 99-1 between the Company and FoodCeuticals dated January 15, 1999. (5)
4.22	Security Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)

4.23	Form of Warrant Agreement between the Company and certain former officers of the Company dated as of December 1998. (5)
4.24	Subscription Agreement between the Company and Heldomo, A.G. dated September 10, 1998. (5)
4.25	Warrant Agreement between the Company and Heldomo, A.G. dated September 10, 1998. (5)
4.26	Warrant Agreement between the Company and Dorchester Group dated April 26, 1999. (6)
4.27	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated October 1, 1999. (3)(6)
4.28	Warrant Agreement between the Company and JDK & Associates dated November 1, 1999. (6)
4.29	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Vice President, Operations, Ike Lynch dated November 1, 1999. Identical Agreements with Vice President and General Manager, Daniel McPeak, Jr. and Vice President of Finance, Chief Financial Officer, Todd C. Crow. (3)(6)
4.30	Form of Subscription Agreement to the Private Placement Offering 1999. (6)
4.31	Form of Warrant Agreement to the Private Placement Offering 1999. (6)
4.32	Memorandum of Understanding dated June 29, 2000 between the Company and Intermark Partners, LLC to convert to equity the note for $2,500,000. (8)
4.33	Warrant agreement between the Company and GBV Intermark Fund, LLC dated September 29, 2000. (9)
4.34	Warrant agreement between the Company and Gilbert L. McCord, Sr. dated September 29, 2000. (9)
4.35	Definitive agreement between the Company and Intermark Partners, LLC dated September 29, 2000. (9)
4.36	Form of Warrant Agreement between the Company and certain former employees dated as of March 31, 2000. (10)
4.37	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Daniel L. McPeak, Sr. dated October 27, 2000. (3)(10)
4.38	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class I Warrant dated October 2, 2000. (10)
4.39	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class II Warrant dated October 2, 2000. (10)
4.40	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class III Warrant dated October 2, 2000. (10)
4.41	Form of Board Member Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and the Board Members dated February 22, 2001, September 23 and 29, 2001. (12)
4.42	Preferred Stock Subscription Agreement between the Company and Alliance Consumer International, subsequently named NutraStar, Inc., dated December 10, 2001.
4.43	Alliance Consumer International, Inc. Exchange Offer For The Common Stock Of NutraStar dated December 11, 2001
10.1	Employment Agreement between the Company and Cherukuri Venkata Reddy Sastry dated April 14, 1996. (1)(3)
10.2	Employment Agreement between the Company and Rukmini Cheruvanky dated April 14, 1996. (1)(3)
10.3	Employment Agreement between the Company and Daniel McPeak dated April 1, 1997. (1)(3)
10.4	Employment Agreement between the Company and Patricia Mayhew dated April 1, 1997. (1)(3)

10.5	Employment Agreement between the Food Extrusion Montana, Inc. and Ike E. Lynch dated March 19, 1997. (1)(3)
10.6	Form of Indemnification Agreement by and among the Company and certain officers and directors. (1)(3)
10.7	Agreement between the Company and Wolcott Farms, Inc. dated March 1, 1997. (1)*
10.8	Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmer's Rice and the Company dated June 28, 1994. (1)*
10.9	Amendment dated April 16, 1996 to Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmers' Rice Cooperative and the Company dated June 28, 1994. (1)
10.10	Stabilized Rice Bran Processing, Sales and Marketing Agreement between California Pacific Rice Milling, Ltd. and the Company dated August 1995. (1)*
10.11	Agreement between the Company and Dry Creek Trading, Inc. dated February 1, 1997. (1)
10.12	Letter Agreement between DuCoa, L.P. and the Company dated February 25, 1998. (1)*
10.13	Security Agreement between CF Corporation, Food Extrusion Montana, Inc. and the Company dated March 19, 1997. (1)
10.14	Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991. (1)
10.15	First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994. (1)
10.16	Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.17	Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.18	Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.19	First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996. (1)
10.20	Second Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.21	Asset Purchase Agreement between Centennial Foods, Inc., Food Extrusion Montana, Inc. and the Company dated January 2, 1997. (1)
10.22	Executive Employment Agreement for Daniel L. McPeak Jr., Executives Todd C. Crow and Ike Lynch have similar employment agreements. (3)
10.23	Intermark Partners, LLC Addendum to Letter of Intent to Invest, Agreement in Principal dated November 16, 1999. (6)
10.24	Intermark Partners, LLC Supplemental Agreement dated March 10, 2000. (7)
10.25	Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated October 20, 1999. (3)(8)
10.26	Termination of Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated February 2000. (3)(7)
10.27	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers' Rice Cooperative and the Company dated May 1, 1999. (3)(6)*
10.28	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between California Pacific Rice Milling, Inc. and the Company effectively dated January 1, 2000. (7)
10.29	Licensing Agreement between NutraStar, Inc. and the Company. (7)
10.30	Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999. (8)
10.31	Settlement and General Release among three executive officers and The RiceX™ Company effective June 30, 2000. (8)

10.32	Employment Agreement between Daniel L. McPeak, Sr. and the Company dated April 1, 2000. (3)(10)
10.33	Consulting Agreement executed as of February 22, 2001, by and between The RiceX Company and Dr. Glenn H. Sullivan (3)(11)
10.34	Consulting Agreement between JDK and Associates, Inc. and the Company executed as of March 15, 2001. (12)
10.35	Exclusive Distribution Agreement between the Company and NutraStar, Inc., dated December 21, 2001.
10.36	License Agreement between the Company and NutraStar Technologies, Inc. dated January 9, 2002.
10.37	Indemnity Agreement between the Company and NutraStar, Inc. dated December 13, 2001.
10.38	Contract for Services between the Company and Dr. Glenn H. Sullivan dated January 1, 2002.
16.1	Letter from PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand LLP) dated July 28, 1998. (2)
16.2	On August 17, 1999, The RiceX Company dismissed PricewaterhouseCoopers; LLP (formerly Coopers and Lybrand, LLP) dated July 28, 1998. (4)
16.3	On September 17, 1999, Grant Thornton, LLP was engaged by the Company as its principal accountant to audit the Company's financial statements. (4)
16.4	Effective January 1, 2000, Grant Thornton, LLP, the independent accountants for The RiceX Company, sold its Stockton and Sacramento, California offices to Moss Adams, LLP, an accounting and consulting firm. Since the individuals performing services for the Company at Grant Thornton are now in the employ of Moss Adams, effective January 01, 2000, the Company dismissed Grant Thornton as its independent accountants and engaged the services of Moss Adams to act as the Company's principal accountants to audit the Company's financial statements. (4)
21	List of Subsidiaries (6)

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

(11)
Previously filed as an exhibit to the Company's Form 10-QSB filed with the Commission on May 15, 2001 and incorporated herein by reference.

(12)
Previously filed as an exhibit to the Company's Form 10-QSB filed with the Commission on August 10, 2001 and incorporated herein by reference.

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

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE RICEX COMPANY
Date: March 29, 2002	By:	/s/ Daniel L. McPeak Daniel L. McPeak Chairman of the Board and Chief Executive Officer
Date: March 29, 2002	By:	/s/ Todd C. Crow Todd C. Crow Director Vice President, Finance and Chief Financial Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 29, 2002	By:	/s/ Kirit S. Kamdar Kirit S. Kamdar Director
Date: March 29, 2002	By:	/s/ Steven W. Saunders Steven W. Saunders Director
Date: March 29, 2002	By:	/s/ Kenneth L. Miller Kenneth L. Miller Director

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
  Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  Item 7. FINANCIAL STATEMENTS
THE RICEX COMPANY INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT
THE RICEX COMPANY CONSOLIDATED BALANCE SHEET
THE RICEX COMPANY CONSOLIDATED STATEMENT OF OPERATIONS
THE RICEX COMPANY CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
THE RICEX COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS
THE RICEX COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  Item 10. EXECUTIVE COMPENSATION
  Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES