Form 10QSB
period 2002-03-31
RICEX CO
filed 2002-05-10
CIK 1061881

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2002

Commission file number 0-24285

The RiceX Company

68-0412200
Incorporated in Delaware	IRS Employer Identification No.

1241 Hawk’s Flight Court, El Dorado Hills, CA 95762

Registrant’s Telephone No. (916) 933-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares of common stock outstanding as of May 1, 2002:

38,829,350

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):

Yes  ☐  No  ☒

The RiceX Company

Form 10-QSB for the Quarter Ended March 31, 2002

THE RICEX COMPANY

CONSOLIDATED BALANCE SHEET

March 31, 2002

(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,074,472
Trade accounts receivable	576,526
Inventories	298,990
Deposits and other current assets	149,108

Total current assets	3,099,096

PROPERTY AND EQUIPMENT, net	1,618,323

OTHER ASSETS	91,986

$4,809,405

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$551,484
Total current liabilities	551,484

Total liabilities	551,484

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, par value $.001 per share, 100,000,000 shares authorized, 38,829,350 shares issued and outstanding	38,829
Additional paid-in capital	29,236,297
Accumulated deficit	(25,017,205)
Total shareholders’ equity	4,257,921

$4,809,405

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarters ended
	March 31, 2002	March 31, 2001
Revenues
Sales	$1,417,291	$1,168,644
Royalties	332	7,218
	1,417,623	1,175,862

Cost of sales	525,062	613,844
	892,561	562,018

Research and development expenses	64,687	69,438
Selling, general and administrative expenses	392,111	430,949
Professional fees	102,118	161,454
Investor relations fees	3,133	3,566

Income (loss) from operations	330,512	(103,389)
Other income (expense):
Interest and other income	6,877	13,345
Interest and other expense	—	(374)
Income (loss) before provision for income taxes	337,389	(90,418)
Provision for income taxes	1,600	1,650

Net income (loss)	$335,789	$(92,068)

Basic and diluted earnings per share:
Net income (loss) per share	$0.01	$(0.00)

Weighted average number of shares outstanding	38,829,350	38,829,350

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarters ended
	March 31, 2002	March 31, 2001
Cash flow from operating activities:
Net income (loss)	$335,789	$(92,068)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	175,881	204,545
Shares, warrants and options issued for compensation and services	—	22,140
Issuance of warrants and stock options	7,077	—
Amortization of prepaid processing fees	19,533	19,533
Amortization of warrants issued	19,140	—
Recognition of deferred revenue	(206,800)	(720,400)
Net changes in operating assets and liabilities
Trade accounts receivable	206,848	233,264
Inventories	(58,597)	16,568
Deposits and other current assets	(56,282)	(84,539)
Accounts payable, accrued liabilities	36,746	(113,201)

Net cash from operating activities	479,335	(514,158)

Cash flows from investing activities
Purchases of property and equipment, and other assets	(7,928)	(3,800)
Net cash from investing activities	(7,928)	(3,800)

Cash flows from financing activities
Net cash from financing activities	—	—

Net increase (decrease) in cash and cash equivalents	471,407	(517,958)

Cash and cash equivalents, beginning of period	1,603,065	967,742

Cash and cash equivalents, end of period	$2,074,472	$449,784

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The RiceX Company (“RiceX”), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company.  RiceX has a wholly owned subsidiary, Food Extrusion Montana, Inc. (FoodEx Montana).  The consolidated financial statements include the accounts of RiceX and FoodEx Montana (collectively “the Company”), after the elimination of all inter-company balances and transactions.

The Company is an agribusiness food technology company which has developed a proprietary process to stabilize rice bran.  RiceX is headquartered in El Dorado Hills, California and has stabilization equipment located at one rice mill in Northern California.  The Company purchases raw rice bran from this mill.  Mill employees, under Company supervision, operate the Company’s equipment to stabilize rice bran.  The Company pays a processing fee to the mill for this service.  Under an agreement the mill may use the Company’s equipment to stabilize rice bran for its customers in exchange for the payment of a royalty fee to the Company.

FoodEx Montana is engaged in the business of custom manufacturing grain-based products for food ingredient companies at its production facility in Dillon, Montana.  The facility has specialized processing equipment and techniques for the treatment of grain products to cook, enzyme treat, convert, isolate, dry and package finished food ingredients.  The soluble and fiber complex form of the Company’s rice bran products is produced at the Montana facility.

There have been no changes in the Company’s significant accounting policies as set forth in the Company’s audited financial statements for the year ended December 31, 2001, which were included in the Company’s Form 10-KSB filed on March 29, 2002.  These unaudited financial statements for the three months ended March 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

2.               PROPERTY AND EQUIPMENT

At March 31, 2002, property and equipment consists of the following:

Land and buildings	$377,510
Equipment	4,442,569
Leasehold improvements	381,641
Furniture and fixtures	208,070
5,409,790
Less accumulated depreciation and amortization	(3,993,367)
1,416,423
Equipment not placed in service	201,900
$1,618,323

3.               ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2002, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$178,694
Other accrued liabilities	372,790
$551,484

4.               PROVISION FOR INCOME TAXES

While the Company has net income through March 31, 2002 and anticipates net income for year ended December 31, 2002, the Company expects to utilize net operating loss carry-forwards, which will reduce income tax expense to the state minimum tax of $1,600, not including the effect of the Alternative Minimum Tax. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010.

5.               NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic net income (loss) per share calculation because they are currently anti-dilutive.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the consolidated financial condition of The RiceX Company and the results of operations for the quarters ended March 31, 2002 and 2001.

When used in this report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected.  These forward-looking statements speak only as of the date hereof.  All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements.  The following important factors, among others, could cause the Company’s results of operations to be adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants; (ii) increases in interest rates or the Company’s cost of borrowing or a default under any material debt agreements; (iii) deterioration in general or regional economic conditions; (iv) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (v) loss of customers or sales weakness; (vi) inability to achieve future sales levels or other operating results; (vii) the unavailability of funds for capital expenditures; and (viii) operational inefficiencies in distribution or other Company systems.  Many of such factors are beyond the control of the Company.  There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business.  Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.  In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial positions and results of operations.

QUARTERS ENDED MARCH 31, 2002 AND 2002

For the quarter ended March 31, 2002, consolidated revenues of $1,417,000 increased $249,000, or 21%, from the same period last year. The sales increase was attributed to a year-to-date increase in all product lines. RiceX Stabilized Rice Bran (“SRB”) Regular increased $138,000, RiceX Solubles increased $56,000, SRB Fine increased $31,000, and RiceX Fiber increased $24,000 compared to sales through March 31, 2001.

Gross margins for the quarter ended March 31, 2002 were $892,000, or 63%, compared to $562,000, or 48%, during the same period last year. Gross margins on the Company’s various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase in higher margin products.

Research and development (“R&D”) expenses reflect a $5,000 decrease, or 7%, for the quarter ended March 31, 2002 compared to the same period last year. R&D expenditures decreased from $69,000 for the quarter ended March 31, 2001 to $64,000 for the same quarter in 2002. Even though expenditures were down for the quarter ended March 31, 2002, the Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Selling, general and administrative expenses (“SG&A”) expenses were $392,000 for the quarter ended March 31, 2002, compared to $431,000 for quarter ended March 31, 2001, a decrease of $39,000, or 9%. Decreases in SG&A were primarily attributed to reduced sales commission fees due to lower international sales, reduced office, insurance, and depreciation expenses.

Professional fees decreased to $102,000 for the quarter ended March 31, 2002 from $161,000 for the same quarter in 2002. The decrease of $59,000 is due primarily to reduced activities and services required by these categories. Professional fees include fees related to accounting, legal, and consulting.

Investor relation fees decreased $1,000 to $3,000 for the quarter ended March 31, 2002 from $4,000 for the quarter ended March 31, 2001.  Essentially, these fees were related to printing, filing, and preparation costs in compliance with SEC requirements for the first quarter ended March 31, 2002 and 2001 respectively.

While the Company has net income through March 31, 2002 and anticipates net income for year ended December 31, 2002, the Company expects to utilize net operating loss carry-forwards, which will reduce income tax expense to the state minimum tax of $1,600, not including the effect of the Alternative Minimum Tax. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010.

For the quarter ended March 31, 2002, the Company’s net income was $336,000, or $.01 per share, compared to a net loss of $92,000 or $.00 per share in 2001, an improvement of $428,000 over the same period last year. The improvement in net income for the period ended March 31, 2002 is primarily due to increased sales, increased gross margins based on product mix and production efficiencies, combined with a reduction of SG&A, investor relations, R&D, and professional expenses during the first quarter of 2002, compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2002 the cash balance and cash flow increased compared to the same period last year. The Company’s cash balance at March 31, 2002 increased $1,624,000 to $2,074,000 from $450,000 at March 31, 2001.

During the quarter ended March 31, 2002 the Company showed a $993,000 improvement in cash generated from operations and financing activities compared to the quarter ended March 31, 2001. The cash flows from these activities generated more than $479,000 for the quarter ended March 31, 2002 compared with a deficit of $514,000 for the quarter ended March 31, 2001. Considering the factors used to calculate cash from operating activities in 2001, the change in deferred revenue of $620,000 was a major factor for the Company reporting $514,000 negative cash flows from operating activities for the quarter ended March 31, 2001. Cash flows from financing activities were zero at quarters ended March 31, 2000 and 2001 respectively.

The Company’s first international strategic alliance was established in December, 2000 with PRODESA and the Christian Children’s Fund in Guatemala for supplying nutritionally dense ingredients throughout Guatemala over a twelve month period starting in January 2001.  As a result, the Company’s stabilized rice bran product solubles have been used to process a nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children at the rural community level throughout Guatemala. The Company is on the cutting edge of this developing nations program as evidenced by the Company’s 2001 proof-of-concept market development activities in Guatemala that generated nearly $2,300,000 in revenues for the year ended December 31, 2001.

The twelve-month program in Guatemala was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. The Company expects to expand into two to three additional Central American countries in 2002 using the PRODESA / Christian Children’s Fund model. The Company is holding substantive discussions with several government officials which may result in expanding its Central American program into additional countries including Asia during 2003.

Through 2001, the Company focused its market development activities on nutritionally dense ingredients in the international market place first in Latin America and then in Asian countries. These market segments currently represent multi billion dollar potential market opportunities. Also during 2001, the Company initiated strategic alliance discussions with major domestic premium pet food and equine feed manufacturers and distributors. Domestic markets for these segments currently represent a potential opportunity of over $250 million annually. The Company continues to aggressively discuss joint venture opportunities with major premium pet and equine product producers. The Company hopes the results of these successful alliances will have a significant financial effect on the Company’s annual revenues and profit starting within fiscal years 2002 and 2003. There can be no assurance the Company will obtain additional strategic alliances.

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

These efforts could significantly increase demand for the Company’s products beyond the Company’s current production capacity. While the Company believes it can increase its production capacity to meet sales demand, significant additional capital could be required to meet such expansion requirements. The Company has sufficient cash reserves to meet all anticipated short term operating requirements, the timing and amount of any long term capital requirements cannot be predicted at this time. There can be no assurance that any financing will be available on acceptable terms.  If such financing is not available on satisfactory terms, the Company may be unable to develop or expand its business, develop new products, or develop new markets at the rate desired and its operating results may be adversely affected.

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

None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

None

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

(a)          INDEX TO EXHIBIT

Exhibit No.	Description of Exhibit

2.1	Certificate of Incorporation of the Company. (1)
2.2	Form of Incorporation of the Company. (1)
3.1	Certificate of Incorporation of the Company. (1)
3.2	Form of Corporate By-laws. (2)
4.1	Form of Registration Rights Agreement between the Company and certain officers and directors. (1)
4.2	Form of Warrant Agreement between the Company and certain investors dated February 9, 1996. (1)
4.3	Letter Agreement between the Company and certain investors dated January 15, 1999. (5)
4.4	Shareholders Agreement between CF Corporation (formerly Centennial Foods, Inc.) and the Company dated March 19, 1997. (1)
4.5	Amendment No. 1 to the Shareholders Agreement between CF Corporation and the Company dated January 15, 1999. (5)
4.6	Registration Rights Agreement between the Company and CF Corporation dated January 22, 1999. (5)
4.7	Form of Directors Stock Option Agreement. (1)(3)
4.8	Form of Non-statutory Stock Option Agreement not issued under the 1997 Stock Option Plan, governing options granted to employees by the Company. (1)(3)
4.9	Creditor Agreement between Centennial Foods, Inc., the Company and Ike Lynch dated October 14, 1996. (1)
4.10	Creditor Agreement between Centennial Foods, Inc., the Company and Montana Department of Environmental Quality dated October 18, 1996. (1)
4.11	Assignment of Commercial Security Agreement and Business Loan and Credit Agreement dated March 4, 1996 between Seattle–First National Bank and Company 19 General Partnership. (1)
4.12	Assignment of Subordination Agreements and Negotiable Collateral between Seattle-First National Bank and Company 19 General Partnership dated March 4, 1996. (1)
4.13	Creditor Agreement between Centennial Foods, Inc. and Company 19 General partnership dated October 14, 1996. (1)
4.14	Form of Subordination Agreement between certain creditors of Centennial Foods, Inc. in favor of Seafirst. (1)
4.15	Creditor’s Agreement between Centennial Foods and Montana Department of Commerce dated October 11, 1996. (1)
4.16	Form of Creditor’s Agreement between Centennial Foods, Inc. and certain convertible note holders. (1)
4.17	Amended and Restated Loan Agreement between the Company and FoodCeuticals dated as of December 31, 1998. (5)
4.18	Promissory Note in the amount of $1,850,000 payable to FoodCeuticals dated December 31, 1998. (5)
4.19	Registration Rights Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)
4.20	Warrant Agreement number 98-1 between the Company and FoodCeuticals dated December 31, 1998. (5)
4.21	Warrant Agreement number 99-1 between the Company and FoodCeuticals dated January 15, 1999. (5)
4.22	Security Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)
4.23	Form of Warrant Agreement between the Company and certain former officers of the Company dated as of December 1998. (5)
4.24	Subscription Agreement between the Company and Heldomo, A.G. dated September 10, 1998. (5)
4.25	Warrant Agreement between the Company and Heldomo, A.G. dated September 10, 1998. (5)
4.26	Warrant Agreement between the Company and Dorchester Group dated April 26, 1999. (6)
4.27	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated October 1, 1999. (3)(6)
4.28	Warrant Agreement between the Company and JDK & Associates dated November 1, 1999. (6)
4.29

Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Vice President, Operations, Ike Lynch dated November 1, 1999. Identical Agreements with Vice President and General Manager, Daniel McPeak, Jr. and Vice President of Finance, Chief Financial Officer, Todd C. Crow. (3)(6)

4.30	Form of Subscription Agreement to the Private Placement Offering 1999. (6)
4.31	Form of Warrant Agreement to the Private Placement Offering 1999. (6)
4.32	Memorandum of Understanding dated June 29, 2000 between the Company and Intermark Partners, LLC to convert to equity the note for $2,500,000. (8)
4.33	Warrant agreement between the Company and GBV Intermark Fund, LLC dated September 29, 2000. (9)
4.34	Warrant agreement between the Company and Gilbert L. McCord, Sr. dated September 29, 2000. (9)
4.35	Definitive agreement between the Company and Intermark Partners, LLC dated September 29, 2000. (9)
4.36	Form of Warrant Agreement between the Company and certain former employees dated as of March 31, 2000. (10)
4.37	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Daniel L. McPeak, Sr. dated October 27, 2000. (3)(10)
4.38	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class I Warrant dated October 2, 2000. (10)
4.39	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class II Warrant dated October 2, 2000. (10)
4.40	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class III Warrant dated October 2, 2000. (10)
4.41	Form of Board Member Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and the Board Members dated February 22, 2001, September 23 and 29, 2001. (12)
4.42	Preferred Stock Subscription Agreement between the Company and Alliance Consumer International, subsequently named NutraStar, Inc., dated December 10, 2001. (13)
4.43	Alliance Consumer International, Inc. Exchange Offer For The Common Stock Of NutraStar dated December 11, 2001. (13)
4.44	Put/Call Agreement between the Company and NutraStar, Inc. dated January 15, 2002.
10.1	Employment Agreement between the Company and Cherukuri Venkata Reddy Sastry dated April 14, 1996. (1)(3)
10.2	Employment Agreement between the Company and Rukmini Cheruvanky dated April 14, 1996. (1)(3)
10.3	Employment Agreement between the Company and Daniel McPeak dated April 1, 1997. (1)(3)
10.4	Employment Agreement between the Company and Patricia Mayhew dated April 1, 1997. (1)(3)
10.5	Employment Agreement between the Food Extrusion Montana, Inc. and Ike E. Lynch dated March 19, 1997. (1)(3)
10.6	Form of Indemnification Agreement by and among the Company and certain officers and directors. (1)(3)
10.7	Agreement between the Company and Wolcott Farms, Inc. dated March 1, 1997. (1)*
10.8	Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmer’s Rice and the Company dated June 28, 1994. (1)*
10.9	Amendment dated April 16, 1996 to Stabilized Rice Bran Processing, Sales and Marketing Agreement between Farmers’ Rice Cooperative and the Company dated June 28, 1994. (1)
10.10	Stabilized Rice Bran Processing, Sales and Marketing Agreement between California Pacific Rice Milling, Ltd. and the Company dated August 1995. (1)*
10.11	Agreement between the Company and Dry Creek Trading, Inc. dated February 1, 1997. (1)
10.12	Letter Agreement between DuCoa, L.P. and the Company dated February 25, 1998. (1)*
10.13	Security Agreement between CF Corporation, Food Extrusion Montana, Inc. and the Company dated March 19, 1997. (1)
10.14	Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991. (1)
10.15	First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994. (1)
10.16	Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.17	Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.18	Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.19	First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996. (1)
10.20	Second Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.21	Asset Purchase Agreement between Centennial Foods, Inc., Food Extrusion Montana, Inc. and the Company dated January 2, 1997. (1)
10.22	Executive Employment Agreement for Daniel L. McPeak Jr., Executives Todd C. Crow and Ike Lynch have similar employment agreements. (3)
10.23	Intermark Partners, LLC Addendum to Letter of Intent to Invest, Agreement in Principal dated November 16, 1999. (6)
10.24	Intermark Partners, LLC Supplemental Agreement dated March 10, 2000. (7)
10.25	Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated October 20, 1999. (3)(8)
10.26	Termination of Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated February 2000. (3)(7)
10.27	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers’ Rice Cooperative and the Company dated May 1, 1999. (3)(6)*
10.28	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between California Pacific Rice Milling, Inc. and the Company effectively dated January 1, 2000. (7)
10.29	Licensing Agreement between NutraStar, Inc. and the Company. (7)
10.30	Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999. (8)
10.31	Settlement and General Release among three executive officers and The RiceX™ Company effective June 30, 2000. (8)
10.32	Employment Agreement between Daniel L. McPeak, Sr. and the Company dated April 1, 2000. (3)(10)
10.33	Consulting Agreement executed as of February 22, 2001, by and between The RiceX Company and Dr. Glenn H. Sullivan (3)(11)
10.34	Consulting Agreement between JDK and Associates, Inc. and the Company executed as of March 15, 2001. (12)
10.35	Exclusive Distribution Agreement between the Company and NutraStar, Inc., dated December 21, 2001. (13)
10.36	License Agreement between the Company and NutraStar Technologies, Inc. dated January 9, 2002. (13)
10.37	Indemnity Agreement between the Company and NutraStar, Inc. dated December 13, 2001. (13)
10.38	Contract for Services between the Company and Dr. Glenn H. Sullivan dated January 1, 2002. (13)
16.1	Letter from PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand LLP) dated July 28, 1998. (2)
16.2	On August 17, 1999, The RiceX Company dismissed PricewaterhouseCoopers; LLP (formerly Coopers and Lybrand, LLP) dated July 28, 1998. (4)
16.3	On September 17, 1999, Grant Thornton, LLP was engaged by the Company as its principal accountant to audit the Company’s financial statements. (4)
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

(1)                                                  Previously filed as an exhibit to the Company’s Registration Statement No. 000-24285 filed with the Commission on May 18, 1998.

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

(13)                                            Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on March 29, 2002 and incorporated herein by reference.

*  Confidential treatment granted as to certain portions.

(b)  REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.

THE RICEX COMPANY

Date: May 10, 2002	By:	/s/ Daniel L. McPeak
Daniel L. McPeak
Chairman of the Board and Chief Executive Officer

Date: May 10, 2002	By:	/s/ Todd C. Crow
Todd C. Crow
Vice President of Finance and Chief Financial Officer