Form 10QSB
period 2002-06-30
RICEX CO
filed 2002-08-13
CIK 1061881

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2002

Commission file number 0-24285

The RiceX Company

68-0412200
Incorporated in Delaware	IRS Employer Identification No.

1241 Hawk’s Flight Court, El Dorado Hills, CA 95762
Registrant’s Telephone No. (916) 933-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Number of shares of common stock outstanding as of August 2, 2002:

38,829,350

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):

Yes ☐   No ☒

THE RICEX COMPANY

FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2002

THE RICEX COMPANY

CONSOLIDATED BALANCE SHEET

June 30, 2002

(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,900,144
Trade accounts receivable	742,761
Inventories	291,125
Deposits and other current assets	164,281

Total current assets	3,098,311

PROPERTY AND EQUIPMENT, net	1,445,094

OTHER ASSETS	91,986
$4,635,391

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$315,315

Total current liabilities	315,315
Total liabilities	315,315

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, par value $.001 per share, 100,000,000 shares authorized, 38,829,350 shares issued and outstanding	38,829
Additional paid-in capital	29,273,888
Accumulated deficit	(24,992,641)

Total shareholders’ equity	4,320,076
$4,635,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarters ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues
Sales	$1,217,648	$1,674,593	$2,634,939	$2,843,236
Royalties	1,924	5,407	2,255	12,624
	1,219,572	1,680,000	2,637,194	2,855,860

Cost of sales	485,604	743,350	1,010,665	1,509,785
	733,968	936,650	1,626,529	1,346,075

Research and development expenses	53,767	32,240	118,454	101,304
Selling, general and administrative expenses	492,881	385,753	886,592	715,385
Professional fees	131,736	132,254	233,853	242,007
Investor relations	37,301	66,935	40,435	70,500
Income (loss) from operations	18,283	319,468	347,195	216,879

Other income (expense):
Interest and other income	7,881	29,592	14,758	42,936
Interest and other expense	—	(5,874)	—	(7,899)
Income (loss) before income taxes	26,164	343,986	361,953	251,916

Provision for income taxes	(1,600)	(800)	(1,600)	(800)

Net income (loss)	$24,564	$343,186	$360,353	$251,116

Basic and diluted earnings per share:
Net income (loss) per share	$0.00	$0.01	$0.01	$0.01
Weighted average number of shares outstanding	38,829,350	38,829,350	38,829,350	36,241,547

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarters ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Cash flow from operating activities:
Net income (loss)	$24,564	$343,186	$360,353	$251,116
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	175,935	204,543	351,818	409,089
Shares, warrants and options issued for
compensation and services	18,060	22,138	44,277	44,277
Amortization of investor relations fees	—	—	—	—
Deferred revenue received	—	206,800	—	206,800
Deferred revenue recognized	—	(620,400)	(206,800)	(1,340,800)
Amortization of prepaid processing fees	19,535	19,531	39,066	39,064
Net changes in operating assets and liabilities
Trade accounts receivable	(166,237)	(353,252)	40,613	(119,988)
Inventories	7,865	189,453	(50,732)	206,021
Deposits and other current assets	(15,173)	49,686	(71,455)	(34,853)
Accounts payable and accrued liabilities	(236,168)	3,074	(199,424)	(110,125)
Net cash from operating activities	(171,619)	64,759	307,716	(449,399)

Cash flows from investing activities (Purchases) sales of property and equipment, net	(2,709)	13,625	(10,637)	9,825
Net cash from investing activities	(2,709)	13,625	(10,637)	9,825
Cash flows from financing activities
Proceeds from issuance of common stock	—	—	—	—
Proceeds, issuance of common stk, exercise of options	—	—	—	—
Issuance of common stock on equipment purchase	—	—	—	—
Private Placement financing expenses	—	—	—	—
Net cash from financing activities	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(174,328)	78,384	297,079	(439,574)
Cash and cash equivalents, beginning of period	2,074,472	449,784	1,603,065	967,742
Cash and cash equivalents, end of period	$1,900,144	$528,168	$1,900,144	$528,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE RICEX COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The RiceX Company (“RiceX”), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company. RiceX has a wholly owned subsidiary, Food Extrusion Montana, Inc. (FoodEx Montana). The unaudited consolidated financial statements include the accounts of RiceX and FoodEx Montana (collectively “the Company”), after the elimination of all inter-company balances and transactions.

The Company is an agribusiness food technology company, which has developed a proprietary process to stabilize rice bran. RiceX is headquartered in El Dorado Hills, California and has stabilization equipment located at one rice mill in Northern California.  The Company purchases raw rice bran from this mill.  Mill employees, under Company supervision, operate the Company’s equipment to stabilize rice bran. The Company pays a processing fee to the mill for this service. Under an agreement with the mill, the mill may use the Company’s equipment to stabilize rice bran for its customers in exchange for the payment of a royalty fee to the Company upon certain production conditions.

FoodEx Montana is engaged in the business of custom manufacturing grain-based products for food ingredient companies at its production facility in Dillon, Montana. The facility has specialized processing equipment and techniques for the treatment of grain products to cook, enzyme treat, convert, isolate, dry and package finished food ingredients. The soluble and fiber complex form of the Company’s rice bran products are produced at the Montana facility.

There have been no changes in the Company’s significant accounting policies as set forth in the Company’s audited financial statements for the year ended December 31, 2001, which were included in the Company’s Form 10-KSB. These unaudited financial statements for the six months ended June 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

2.   PROPERTY AND EQUIPMENT

At June 30, 2002, property and equipment consists of the following:

Land and buildings	$377,510
Equipment	4,445,235
Leasehold improvements	381,642
Furniture and fixtures	208,071
5,412,458
Less accumulated depreciation and amortization	(4,169,264)
1,243,194
Equipment not placed in service	201,900
$1,445,094

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2002, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$117,548
Other accrued liabilities	197,767
$315,315

4.   PROVISION FOR INCOME TAXES

While the Company has net income through June 30, 2002 and anticipates net income for year ended December 31, 2002, the Company expects to utilize net operating loss carry-forwards, which will reduce income tax expense to the state minimum tax of $1,600 not including the effect of Alternative Minimum Tax. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010.

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

For six months ended June 30, 2002, two customers each accounted for 35% and 28% of sales, respectively. Accounts receivable includes amounts due from these two customers comprising of 59% and 26% of the total outstanding.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the unaudited consolidated financial condition of The RiceX Company and the results of operations for the quarters ended June 30, 2002 and 2001.

When used in this report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause the Company’s results of operations to be adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants; (ii) increases in interest rates or the Company’s cost of borrowing or a default under any material debt agreements; (iii) deterioration in national or regional economic conditions; (iv) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (v) loss of customers or sales weakness; (vi) inability to achieve projected future sales levels or other operating results; (vii) the unavailability of funds for capital expenditures; (viii) operational inefficiencies in distribution or other Company systems; (ix) interruption and/or inability to obtain adequate supplies of raw rice bran and other raw materials; (x) unexpected increases in fuel or other transportation and energy-related costs; and (xi) costs and uncertainties associated with known or potential legal actions. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial positions and results of operations.

QUARTERS ENDED JUNE 30, 2002 AND 2001

The Company experienced an increase of $158,000, or 13% in revenues from its domestic markets, while revenues from the Company’s international markets, primarily Central America, decreased $618,000 during quarter ended June 30, 2002 compared to the same time period last year. Consolidated revenues for quarter ended June 30, 2002 were $1,220,000, a decrease of $460,000, or 27% on a comparative basis to quarter ended June 30, 2001.

The Company is broadening its presence in the international markets. Building on last years successful proof-of-concept program in Guatemala, the RiceX Company continues to develop and expand its international market development activities in Central America. The Company has received advisories from its Central America manufacturer's representative, PRODESA, that commitments are pending from additional Central American countries for the sale of stabilized rice bran solubles. These commitments are direct purchase sales contracts financed in part through the United States government’s Public Law 416 and 480 programs, with joint participation by the host country government. This, therefore, requires authorizations by each countries authorized representatives. Because of domestic and global uncertainties in government programs, the Company has experienced delays in finalizing purchase orders and delivery schedules for stabilized rice bran solubles into this region. However, management believes that product sales and shipments will commence during the third quarter or fourth quarter of 2002.

Gross margins for quarter ended June 30, 2002 were $734,000, or 60%, compared to $937,000, or 56%, during the same period last year. Gross margin percentage was increased as a result of production efficiencies due to more consistent production at the Montana facility and favorable product sales mix. Gross margin dollars were down for quarter ended June 30, 2002 compared to the same period last year primarily due to lower sales volume in some product lines. Gross margins on the Company’s various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

Research and development (“R&D”) expenses reflected an increase for quarter ended June 30, 2002 compared to the same period last year. R&D expenditures increased $22,000, or 40%, from $32,000 for quarter ended June 30, 2001 to $54,000 for the current quarter. Increased R&D expenses for quarter ended June 30, 2002 compared to quarter ended June 30, 2001 were as a result of the Company receiving process research reimbursements from a customer during 2001.

Selling, General, and Administration (“S,G&A”) expenses were $470,000 for quarter ended June 30, 2002, compared to $386,000 for quarter ended June 30, 2001, an increase of $84,000. The increase was caused mostly from expenses relating to expanding the sales and marketing functions of the Company.  The increase had been anticipated by management based upon their 2002 business development plan.

Professional fees, which include accounting, legal, and consulting fees, increased $1,000 for quarter ended June 30, 2002 compared to the same quarter last year. These fees were comparable to expenses recorded during the same period last year.

Investor relations fees decreased from $67,000 during this period last year to $37,000 for quarter ended June 30, 2002. The decrease of $30,000 was primarily associated with the elimination of services from an investor relations firm. Investor relations fees this period include expenses related to printing and distribution of our annual report, SEC reporting requirements, and expenses associated with the June 20, 2002 annual stockholder meeting.

Interest expense for quarter ended June 30, 2002 was reduced by $6,000 to zero compared to the same period last year. The decrease for quarter ended June 30, 2002, compared to quarter ended June 30, 2001, is associated with the eliminated interest on director and officer insurance finance charges in 2001.

For quarter ended June 30, 2002, the Company’s net income was $25,000, or $.00 per share, compared to net income of $343,000 or $.01 per share, a decrease of $318,000 over the same period last year. The decrease for the quarter is primarily due to increased sales domestically off-set by reduced sales internationally.

While the Company has net income through June 30, 2002, the Company expects to utilize net operating loss carry-forwards which will reduce income tax expense to the state minimum tax of $1,600 for year ended December 31, 2002.  Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

The Company experienced an increase of $811,000, or 50% in revenues from its domestic markets, while revenues from the Company’s international markets, primarily Central America, decreased $1,030,000 during six months ended June 30, 2002 compared to the same time period last year. Consolidated revenues for six months ended June 30, 2002 were $2,637,000, a decrease of $219,000, or 8% on a comparative basis to six months ended June 30, 2001.

The Company is broadening its presence in the international markets. Building on last years successful proof-of-concept program in Guatemala, the RiceX Company continues to develop and expand its international market development activities in Central America. The Company has received advisories from its Central America manufacturer's representative, PRODESA, that commitments are pending from additional Central American countries for the sale of stabilized rice bran solubles. These commitments are direct purchase sales contracts financed in part through the United States government’s Public Law 416 and 480 programs, with joint participation by the host country government. This, therefore, requires authorizations by each countries authorized representatives. Because of domestic and global uncertainties in government programs, the Company has experienced delays in finalizing purchase orders and delivery schedules for stabilized rice bran solubles into this region. However, management believes that product sales and shipments will commence during the third quarter or fourth quarter of 2002.

Gross margins for six months ended June 30, 2002 were $1,627,000, or 62%, compared to $1,499,000 or 52%, during the same period last year. The increase in both gross margin dollars and percentage was the result of a year-to-date decrease in cost of goods sold, primarily due to plant efficiencies, favorable product sales mix, and lower raw material costs. Gross margins on the Company’s various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

R&D expenses increased $17,000 for six months ended June 30, 2002 compared to the same period last year. R&D expenditures increased from $101,000 for six months ended June 30, 2001 to $118,000 for six months ended June 30, 2002. The change in R&D expenses is mostly due to the absence of reimbursement from a customer for R&D expenditures in process research which occurred in the same period last year.

S,G&A expenses were $888,000 for six months ended June 30, 2002, compared to $818,000 for six months ended June 30, 2001, an increase of $70,000. The increase was caused mostly from expenses relating to expanding the sales and marketing functions of the Company.  The increase had been anticipated by management based upon their 2002 business development plan.

Professional fees decreased $60,000 to $234,000 for six months ended June 30, 2002 from $294,000 for the prior year’s period. The decrease is primarily due to lower accounting, legal and consulting fees compared to six months ended June 30, 2001.

Investor relations’ fees decreased from $71,000 for six months ended June 30, 2001 to $40,000 for six months ended June 30, 2002. The decrease of $31,000 was primarily associated with expenses incurred from an investor relations firm in 2001. Investor relations fees this period include expenses related to printing and distribution of our annual report, SEC reporting requirements, and expenses associated with the June 20, 2002 annual stockholders meeting.

Interest expense for six months ended June 30, 2002 was reduced by $6,000 to zero compared to the same period last year. The decrease for period ended June 30, 2002, compared to six months ended June 30, 2001 is associated with the reduction of finance charges for director and officer insurance in 2001.

The Company had net income of $360,000 for six months ended June 30, 2002, or $.01 per share, compared to net income of $251,000 or $.01 per share, an improvement of $109,000 over the same period last year. The improvement is primarily due to increased efficiencies in production of our Montana facility, lower cost of good sold, and increased gross margins. Combining a decrease in interest expenses and strong domestic sales, the Company experienced an improvement in the Company’s net income.

While the Company has net income through June 30, 2002, the Company expects to utilize net operating loss carry-forwards which will reduce income tax expense to the state minimum tax of $1,600 for year ended December 31, 2002.  Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010.

LIQUIDITY AND CAPITAL RESOURCES

For six months ended June 30, 2002, cash balance and cash flow increased compared to the same time period last year. The Company’s cash balance at June 30, 2002 increased $1,372,000 to $1,900,000, up from $528,000 at June 30, 2001.

During the six months ended June 30, 2002 the Company showed a $737,000 improvement in net cash generated from operations and financing activities compared to six months ended June 30, 2001. The cash flow from these activities generated more than $297,000 for six months ended June 30, 2002 compared to a deficit of $440,000 for six months ended June 30, 2001.

The Company is broadening its presence in the international markets. Building on last years successful proof-of-concept program in Guatemala (as discussed below), the RiceX Company continues to develop and expand its international market development activities in Central America. The Company has received advisories from its Central America manufacturer's representative, PRODESA, that commitments are pending from additional Central American countries for the sale of stabilized rice bran solubles. These commitments are direct purchase sales contracts financed in part through the United States government’s Public Law 416 and 480 programs, with joint participation by the host country government. This, therefore, requires authorizations by each countries authorized representatives. Because of domestic and global uncertainties in government programs, the Company has experienced delays in finalizing purchase orders and delivery schedules for stabilized rice bran solubles into this region. However, management believes that product sales and shipments will commence during the third or fourth quarter of 2002.

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

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The Company is from time to time involved in litigation arising in the ordinary course of its business. While the outcome of litigation and other proceedings against the Company cannot be predicted with certainty, in the opinion of management, none of the litigation in which the Company is currently involved, individually or in the aggregate, is expected to result in a material adverse effect on the Company’s financial position or results of operations.

Item 2.    CHANGES IN SECURITIES

None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of Stockholders of the Company was held on June 20, 2002. At the 2002 Annual Meeting, the Company’s stockholders considered and voted upon the following matters:

1.               Approving the election of Kirit S. Kamdar and Steven W. Saunders as directors of the Company; and

At the time of the meeting, proxies representing 32,190,070 votes were cast approving the election of Kirit S. Kamdar and Steven W. Saunders as directors of the Company.

The directors whose terms of office as directors continued after the meeting are Daniel L. McPeak, Sr., Kenneth L. Miller, and

Todd C. Crow.

The final tabulation of votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for the office as a director were as follows:

	VOTES				BROKER
	FOR	AGAINST	WITHHELD	ABSTENTIONS	NON-VOTES
Kirit S. Kamdar	32,190,070	—	21,625	—	—
Steven W. Saunders	32,190,070	—	21,625	—	—

Item 5.    OTHER INFORMATION

None

Item 6.    EXIBITS AND REPORTS ON FORM 8-K

(a)          INDEX TO EXHIBIT

Exhibit No.	Description of Exhibit

2.1	Certificate of Incorporation of the Company. (1)
2.2	Form of Incorporation of the Company. (1)
3.1	Certificate of Incorporation of the Company. (1)
3.2	Form of Corporate By-laws. (2)
4.1	Form of Registration Rights Agreement between the Company and certain officers and directors. (1)
4.2	Form of Directors Stock Option Agreement. (1)(3)
4.3	Form of Non-statutory Stock Option Agreement not issued under the 1997 Stock Option Plan, governing options granted to employees by the Company. (1)(3)
4.4	Promissory Note in the amount of $1,850,000 payable to FoodCeuticals dated December 31, 1998. (5)
4.5	Registration Rights Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)
4.6	Warrant Agreement number 98-1 between the Company and FoodCeuticals dated December 31, 1998. (5)
4.7	Warrant Agreement number 99-1 between the Company and FoodCeuticals dated January 15, 1999. (5)
4.8	Security Agreement between the Company and FoodCeuticals dated December 31, 1998. (5)
4.9	Warrant Agreement between the Company and Dorchester Group dated April 26, 1999. (6)
4.10	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated October 1, 1999. (3)(6)
4.11	Warrant Agreement between the Company and JDK & Associates dated November 1, 1999. (6)
4.12

Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Vice President, Operations, Ike Lynch dated November 1, 1999. Identical Agreements with Vice President and General Manager, Daniel McPeak, Jr. and Vice President of Finance, Chief Financial Officer, Todd C. Crow. (3)(6)

4.13	Form of Subscription Agreement to the Private Placement Offering 1999. (6)
4.14	Form of Warrant Agreement to the Private Placement Offering 1999. (6)
4.15	Memorandum of Understanding dated June 29, 2000 between the Company and Intermark Partners, LLC to convert to equity the note for $2,500,000. (8)
4.16	Warrant agreement between the Company and GBV Intermark Fund, LLC dated September 29, 2000. (9)
4.17	Warrant agreement between the Company and Gilbert L. McCord, Sr. dated September 29, 2000. (9)
4.18	Definitive agreement between the Company and Intermark Partners, LLC dated September 29, 2000. (9)
4.19	Form of Warrant Agreement between the Company and certain former employees dated as of March 31, 2000. (10)
4.20	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Daniel L. McPeak, Sr. dated October 27, 2000. (3)(10)
4.21	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class I Warrant dated October 2, 2000. (10)
4.22	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class II Warrant dated October 2, 2000. (10)
4.23	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class III Warrant dated October 2, 2000. (10)
4.24	Form of Board Member Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and the Board Members dated February 22, 2001, September 23 and 29, 2001. (12)
4.25	Preferred Stock Subscription Agreement between the Company and Alliance Consumer International, subsequently named NutraStar, Inc., dated December 10, 2001. (13)
4.26	Alliance Consumer International, Inc. Exchange Offer For The Common Stock Of NutraStar dated December 11, 2001. (13)
4.27	Put/Call Agreement between the Company and NutraStar, Inc. dated January 15, 2002. (14)
4.28	Form of Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated January 2, 2000.
10.1	Form of Indemnification Agreement by and among the Company and certain officers and directors. (1)(3)
10.2	Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991. (1)
10.3	First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994. (1)
10.4	Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.5	Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.6	Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.7	First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996. (1)
10.8	Second Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.9	Executive Employment Agreement for Daniel L. McPeak Jr., Executives Todd C. Crow and Ike Lynch have similar employment agreements. (3)(6)
10.10	Intermark Partners, LLC Addendum to Letter of Intent to Invest, Agreement in Principal dated November 16, 1999. (6)
10.11	Intermark Partners, LLC Supplemental Agreement dated March 10, 2000. (7)
10.12	Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated October 20, 1999. (3)(8)
10.13	Termination of Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated February 2000. (3)(7)
10.14	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers’ Rice Cooperative and the Company dated July 1, 2002. *
10.15	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between California Pacific Rice Milling, Inc. and the Company effectively dated January 1, 2000. (7)
10.16	Licensing Agreement between NutraStar, Inc. and the Company. (7)
10.17	Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999. (8)
10.18	Settlement and General Release among three executive officers and The RiceX™ Company effective June 30, 2000. (8)
10.19	Employment Agreement between Daniel L. McPeak, Sr. and the Company dated April 1, 2000. (3)(10)
10.20	Consulting Agreement executed as of February 22, 2001, by and between The RiceX Company and Dr. Glenn H. Sullivan (3)(11)
10.21	Agreement between JDK and Associates, Inc. and the Company executed as of March 15, 2001 (12)
10.22	Exclusive Distribution Agreement between the Company and NutraStar, Inc., dated December 21, 2001. (13)
10.23	License Agreement between the Company and NutraStar Technologies, Inc. dated January 9, 2002. (13)
10.24	Indemnity Agreement between the Company and NutraStar, Inc. dated December 13, 2001. (13)
10.25	Contract for Services between the Company and Dr. Glenn H. Sullivan dated January 1, 2002. (13)
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

21	List of Subsidiaries (6)
99.1	Certification of Chief Executive Officer of The RiceX Company dated August 12, 2002
99.2	Certification of Chief Financial Officer of The RiceX Company dated August 12, 2002

(1)	Previously filed as an exhibit to the Company’s Registration Statement No. 000-24285 filed with the Commission on May 18, 1998.
(2)	Previously filed as an exhibit to the Company’s Amendment No. 2 to the Registration Statement No. 000-24285 filed with the Commission on August 26, 1998.
(3)	Represents a management contract or compensatory plan or arrangement.
(4)	Previously filed as Item (4) on Form 8-K dated January 7, 2000.
(5)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 15, 1999.
(6)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on March 30, 2000 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 12, 2000 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 18, 2000 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on November 14, 2000 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 17, 2001 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 15, 2001 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 10, 2001 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on March 29, 2002 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 10, 2002 and incorporated herein by reference.

* Confidential treatment granted as to certain portions.

(b)         REPORTS ONFORM 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.

THE RICEX COMPANY

Date :	August 12, 2002	By:	/s/ Daniel L. McPeak
Daniel L. McPeak
Chairman of the Board and
Chief Executive Officer

Date:	August 12, 2002	By:	/s/ Todd C. Crow
Todd C. Crow
Vice President of Finance and
Chief Financial Officer