Form 10QSB
period 2002-09-30
RICEX CO
filed 2002-11-14
CIK 1061881

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2002

Commission file number 0-24285

The RiceX Company

68-0412200
Incorporated in Delaware	IRS Employer Identification No.

1241 Hawk’s Flight Court, El Dorado Hills, CA 95762

Registrant’s Telephone No. (916) 933-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒     No    ☐

Number of shares of common stock outstanding as of November 7, 2002:

38,829,350

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):

Yes    ☐     No    ☒

THE RICEX COMPANY

FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I.   FINANCIAL INFORMATION

Item 1.   UNAUDITED FINANCIAL STATEMENTS

THE RICEX COMPANY
CONSOLIDATED BALANCE SHEET
September 30, 2002

(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,170,176
Trade accounts receivable, net	287,444
Inventories	428,028
Deposits and other current assets	130,675

Total current assets	3,016,323

PROPERTY AND EQUIPMENT, net	1,276,960

OTHER ASSETS	91,986
$4,385,269

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$307,623

Total current liabilities	307,623

Total liabilities	307,623

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, par value $.001 per share, 100,000,000 shares authorized, 38,829,350 shares issued and outstanding	38,829
Additional paid-in capital	29,296,027
Accumulated deficit	(25,257,210)

Total shareholders’ equity	4,077,646
$4,385,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarters ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues
Sales	$839,755	$1,767,404	$3,474,694	$4,610,641
Royalties	—	6,131	2,255	18,755
	839,755	1,773,535	3,476,949	4,629,396

Cost of sales	375,698	574,482	1,386,363	1,931,676
	464,057	1,199,053	2,090,586	2,697,720

Research and development expenses	68,808	48,352	187,262	150,031
Selling, general and administrative expenses	439,303	456,352	1,325,895	1,274,021
Professional fees	143,061	245,199	376,914	538,907
Investor relations	37,669	55,894	78,105	126,396
Income (loss) from operations	(224,784)	393,256	122,410	608,365

Other income (expense):
Interest and other income	8,217	17,783	22,975	60,719
Interest and other expense	—	(189)	—	(6,437)
Income (loss) before income taxes	(216,567)	410,850	145,385	662,647

Provision for income taxes	(48,000)	(120)	(49,600)	(800)

Net income (loss)	$(264,567)	$410,730	$95,785	$661,847

Basic and diluted earnings per share:
Net income (loss) per share	$(0.01)	$0.01	$0.00	$0.02
Weighted average number of shares outstanding	38,829,350	38,829,350	38,829,350	38,829,350

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarters ended		Nine months ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001

Cash flow from operating activities:
Net income (loss)	$(264,567)	$410,730	$95,785	$661,847
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	175,937	203,800	527,756	612,888
Shares, warrants and options issued for compensation and services	22,143	38,455	66,420	82,732
Deferred revenue received	—	620,400	—	827,200
Deferred revenue recognized	—	(620,400)	(206,800)	(1,961,200)
Amortization of prepaid processing fees	(5)	19,531	39,061	58,595
Net changes in operating assets and liabilities
Trade accounts receivable	455,317	42,976	495,930	(77,012)
Inventories	(136,903)	(95,355)	(187,635)	110,666
Deposits and other current assets	33,606	(46,203)	(37,849)	(81,056)
Accounts payable and accrued liabilities	(7,692)	(42,405)	(207,116)	(152,530)
Net cash from operating activities	277,836	531,529	585,552	82,130
Cash flows from investing activities
(Purchases) sales of property and equipment, net	(7,804)	(101,975)	(18,441)	(92,150)
Net cash from investing activities	(7,804)	(101,975)	(18,441)	(92,150)

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	—	—
Proceeds, issuance of common stk, exercise of options	—	—	—	—
Issuance of common stock on equipment purchase	—	—	—	—
Private Placement financing expenses	—	—	—	—
Net cash from financing activities	—	—	—	—
Net (decrease) increase in cash and cash equivalents	270,032	429,554	567,111	(10,020)
Cash and cash equivalents, beginning of period	1,900,144	528,168	1,603,065	967,742
Cash and cash equivalents, end of period	$2,170,176	$957,722	$2,170,176	$957,722

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

There have been no changes in the Company’s significant accounting policies as set forth in the Company’s audited financial statements for the year ended December 31, 2001, which were included in the Company’s Form 10-KSB. These unaudited financial statements for the nine months ended September 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year.

2.       PROPERTY AND EQUIPMENT

At September 30, 2002, property and equipment consists of the following:

Land and buildings	$377,510
Equipment	4,453,067
Leasehold improvements	381,642
Furniture and fixtures	208,071
5,420,290
Less accumulated depreciation and amortization	(4,345,230)
1,075,060
Equipment not placed in service	201,900
$1,276,960

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2002, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$107,519
Other accrued liabilities	200,104
$307,623

4.          PROVISION FOR INCOME TAXES

While the Company has net income through September 30, 2002 and anticipates net income for year ended December 31, 2002, the Company expects to utilize net operating loss (“NOL”) carry-forwards for federal income tax only. The estimated state tax provision payment of $48,000 was the result of a Gubernatorial suspension of applicable NOL by the California Franchise Tax Board until 2004. California’s 2002-03 budget included a suspension of the NOL for the 2002 and 2003 taxable years. In return for the suspension, business taxpayers get a 100% (instead of 65%) NOL deduction for taxable years beginning on or after January 1, 2004; and the Legislature extended by one year the carryover period for losses incurred on or after January 1, 2002, and by two years for losses incurred prior to January 1, 2002. These tax provisions do not include the effect of Alternative Minimum Tax. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2012.

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

For nine months ended September 30, 2002, two customers accounted for 34% and 27% of sales, respectively. Accounts receivable includes amounts due from these two customers comprising 36% and zero%, respectively, of the total outstanding.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the unaudited consolidated financial condition of The RiceX Company and the results of operations for the quarters ended September 30, 2002 and 2001.

When used in this report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause the Company’s results of operations to be adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants; (ii) increases in interest rates or the Company’s cost of borrowing or a default under any material debt agreements; (iii) deterioration in national or regional economic conditions; (iv) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (v) loss of customers or sales weakness; (vi) inability to achieve projected future sales levels or other operating results; (vii) the unavailability of funds for capital expenditures; (viii) operational inefficiencies in distribution or other Company systems; (ix) interruption and/or inability to obtain adequate supplies of raw rice bran and other raw materials; (x) unexpected increases in fuel or other transportation and energy-related costs; and (xi) costs and uncertainties associated with known or potential legal actions. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s financial positions and results of operations. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

Consolidated revenues for quarter ended September 30, 2002 were $840,000 versus $1,774,000 on a comparative basis to quarter ended September 30, 2001, a decrease of $934,000, or 53%. Domestic markets experienced a $314,000 decrease in revenues while the Company’s international markets, primarily Central America, decreased $620,000.

The Company is in the process of broadening its presence in the international markets. Building on last years successful proof-of-concept program in Guatemala, the Company continues to develop and expand its international market development activities in Central America. The Company has received advisories from its Central America manufacturer’s representative, PRODESA, that commitments are pending from additional Central American countries for the sale of stabilized rice bran solubles. These commitments are direct purchase sales contracts financed in part through the United States government’s Public Law 416 and 480 programs, with joint participation by the host country government. The contracts therefore require authorizations by the authorized representatives of each country. Because of domestic and global uncertainties in government programs, the Company has experienced delays in finalizing purchase orders and delivery schedules for stabilized rice bran solubles into this region. However, management believes that product sales and shipments will occur during the fourth quarter of 2002.

Gross margins for quarter ended September 30, 2002 were $464,000, or 55%, compared to $1,199,000, or 68%, during the same period last year. Gross margin percentage was decreased as a result of product sales mix and low production. Gross margin dollars were down for quarter ended September 30, 2002 compared to the same period last year primarily due to lower sales volume in two product lines. Gross margins on the Company’s various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

Research and development (“R&D”) expenditures increased $20,000, or 42%, from $48,000 for quarter ended September 30, 2001 to $68,000 for the current quarter. Increased R&D expenses for quarter ended September 30, 2002 compared to quarter ended September 30, 2001 were as a result of the Company receiving process research reimbursements from a customer during 2001.

Selling, General, and Administration (“S,G&A”) expenses were $439,000 for quarter ended September 30, 2002, compared to $456,000 for quarter ended September 30, 2001, a decrease of $17,000, or 4%. The decrease was caused mostly from the timing of expenses relating to expanding the sales and marketing functions of the Company.

Professional fees, which include accounting, legal, and consulting fees, decreased $102,000, or 42%, from $245,000 to $143,000, for quarter ended September 30, 2002 compared to the same quarter last year. These fees were comparably less due to decreased consulting and legal activity through the quarter ended September 30, 2002.

Investor relations fees decreased from $56,000 during this period last year to $38,000 for quarter ended September 30, 2002. The decrease of $18,000, or 32%, was primarily associated with the elimination of services from an investor relations firm in 2001. Investor relations fees this period include expenses related to distribution of our annual report, SEC reporting requirements, and expenses associated with a public relations firm.

Interest expense for quarter ended September 30, 2002 was virtually zero, identical to the same period last year. The Company has been out of debt since December of 1999 and has not incurred any significant interest expenses.

For quarter ended September 30, 2002, the Company’s net loss was $265,000, or $.01 per share, compared to net income of $411,000 or $.01 per share, a decrease of $676,000 over the same period last year. The decrease for the quarter is primarily due to decreased sales domestically as well as reduced sales internationally compared to this period last year.

While the Company has net income through September 30, 2002 and anticipates net income for year ended December 31, 2002, the Company expects to utilize net operating loss (“NOL”) carry-forwards for federal income tax only. The estimated state tax provision payment of $48,000 was the result of a Gubernatorial suspension of applicable NOL by the California Franchise Tax Board until 2004. California’s 2002-03 budget included a suspension of the NOL for the 2002 and 2003 taxable years. In return for the suspension, business taxpayers get a 100% (instead of 65%) NOL deduction for taxable years beginning on or after January 1, 2004; and the Legislature extended by one year the carryover period for losses incurred on or after January 1, 2002, and by two years for losses incurred prior to January 1, 2002. These tax provisions do not include the effect of Alternative Minimum Tax. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Consolidated revenues for nine months ended September 30, 2002 were $3,477,000, a decrease of $1,152,000, or 25% on a comparative basis to nine months ended September 30, 2001. The Company experienced an increase of $518,000, or 19%, in sales from its domestic markets, while sales from the Company’s international markets, primarily Central America, decreased $1,654,000 during nine months ended September 30, 2002 compared to the same time period last year.

The Company is in the process of broadening its presence in the international markets. Building on last years successful proof-of-concept program in Guatemala, the Company continues to develop and expand its international market development activities in Central America. The Company has received advisories from its Central America manufacturer’s representative, PRODESA, that commitments are pending from additional Central American countries for the sale of stabilized rice bran solubles. These commitments are direct purchase sales contracts financed in part through the United States government’s Public Law 416 and 480 programs, with joint participation by the host country government. The contracts therefore require authorizations by authorized representatives of each country. Because of domestic and global uncertainties in government programs, the Company has experienced delays in finalizing purchase orders and delivery schedules for stabilized rice bran solubles into this region. However, management believes that product sales and shipments will occur during the fourth quarter of 2002.

Gross margins for nine months ended September 30, 2002 were $2,091,000, or 60%, compared to $2,698,000 or 58%, during the same period last year. The increase in percentage was the result of plant efficiencies, favorable product sales mix, and lower raw material costs. Gross margins on the Company’s various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

R&D expenses increased $37,000 for nine months ended September 30, 2002 compared to the same period last year. R&D expenditures increased from $150,000 for nine months ended September 30, 2001 to $187,000 for nine months ended September 30, 2002. The change in R&D expenses is mostly due to the absence of reimbursement from a customer for R&D expenditures in process research which occurred in the same period last year.

S,G&A expenses were $1,326,000 for nine months ended September 30, 2002, compared to $1,275,000 for nine months ended September 30, 2001, an increase of $51,000. The increase was due mostly to expenses relating to expanding the sales and marketing functions of the Company.  The increase had been anticipated by management based upon their 2002 business development plan.

Professional fees decreased $162,000 to $377,000 for nine months ended September 30, 2002 from $539,000 for the prior year’s period. The decrease is primarily due to lower legal and consulting fees compared to nine months ended September 30, 2001.

Investor relations fees decreased from $126,000 for nine months ended September 30, 2001 to $78,000 for nine months ended September 30, 2002. The decrease of $48,000 was primarily associated with expenses related to an investor relations firm in

2001. Investor relations fees this period include expenses related to printing and distribution of our annual report, SEC reporting requirements and expenses related to a public relations firm.

Interest expense for period ended September 30, 2002 was virtually zero, compared to $6,000 in the same period last year. These expenses are finance charges related to director and officer insurance financing. The Company has been out of debt since December of 1999 and has not incurred any significant interest expenses.

The Company had net income of $96,000 for nine months ended September 30, 2002, or $.00 per share, compared to net income of $662,000 or $.02 per share, a decrease of $566,000 over the same period last year. The decrease is primarily due to decreased revenues of $1,152,000, off-set by decreased cost of goods sold of $545,000, lowered utilization of production capacity, and reduced sales to Central America through nine months ended September 30, 2002.

While the Company has net income through September 30, 2002 and anticipates net income for year ended December 31, 2002, the Company expects to utilize net operating loss (“NOL”) carry-forwards for federal income tax only. The estimated state tax provision payment of $48,000 was the result of a Gubernatorial suspension of applicable NOL by the California Franchise Tax Board until 2004. California’s 2002-03 budget included a suspension of the NOL for the 2002 and 2003 taxable years. In return for the suspension, business taxpayers get a 100% (instead of 65%) NOL deduction for taxable years beginning on or after January 1, 2004; and the Legislature extended by one year the carryover period for losses incurred on or after January 1, 2002, and by two years for losses incurred prior to January 1, 2002. These tax provisions do not include the effect of Alternative Minimum Tax. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2012.

LIQUIDITY AND CAPITAL RESOURCES

For nine months ended September 30, 2002, cash balance and cash flow increased compared to the same time period last year. The Company’s cash balance at September 30, 2002 increased $1,212,000 to $2,170,000, up from $958,000 at September 30, 2001. Since the Company does not have debt to service, management believes its cash reserve is adequate to meet future operating requirements.

During the nine months ended September 30, 2002 the Company showed a $503,000 improvement in net cash generated from operations compared to nine months ended September 30, 2001. The cash flow from this activity generated more than $586,000 for nine months ended September 30, 2002 compared to $82,000 for nine months ended September 30, 2001. The Company’s cash position has not required cash from financing activities in order to fund operations in the two years since retiring all its debt.

The Company is broadening its presence in the international markets. Building on last year’s successful proof-of-concept program in Guatemala (as discussed below), the RiceX Company continues to develop and expand its international market development activities in Central America. The Company has received advisories from its Central America manufacturer’s representative, PRODESA, that commitments are pending from additional Central American countries for the sale of stabilized rice bran Solubles. These commitments are direct purchase sales contracts financed in part through the United States government’s Public Law 416 and 480 programs, with joint participation by the host country government. This, therefore, requires authorizations by each country’s authorized representatives. Because of domestic and global uncertainties in government programs, the Company has experienced delays in finalizing purchase orders and delivery schedules for stabilized rice bran Solubles into this region. However, management believes that product sales and shipments will occur during the fourth quarter of 2002.

The Company’s first international strategic alliance was established in December, 2000 with PRODESA and the Christian Children’s Fund in Guatemala for supplying nutritionally dense ingredients throughout Guatemala over a twelve month period starting in January 2001.  As a result, the Company’s stabilized rice bran product Solubles have been used as a base for nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children at the rural community level throughout Guatemala. The Company is on the cutting edge of this developing nation’s program as evidenced by the Company’s 2001 proof-of-concept market development activities in Guatemala that generated nearly $2,300,000 in revenues for the year ended December 31, 2001.

The twelve-month program in Guatemala was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. The Company expects to expand into two to three additional Central American countries in

2003 using the Guatemalan Nutrition Drink model. The Company is holding substantive discussions with several government officials which may result in expanding its Central American program into additional countries including Asia during 2003.

The Company continues to focus its market development activities on nutritionally dense ingredients in the international market place first in Latin America and then in Asian countries. These market segments currently represent multi million dollar potential market opportunities. The Company also continues to initiate strategic alliance discussions to identify and formulate potential joint venture opportunities with major domestic premium pet food and equine feed manufacturers and distributors. Domestic markets for these segments currently represent a potential opportunity of over $250 million annually. The Company hopes the results of these successful alliances will have a significant financial effect on the Company’s annual revenues and profit starting within fiscal years 2002 and 2003. There can be no assurance the Company will obtain additional strategic alliances.

The Company also hopes to partner with local governments and companies in developing nations on a joint venture basis to stabilize locally grown rice bran for local consumption and for future export. The Company plans to introduce its stabilization process systems in large rice mills located in Central and South America, China, India and Southeast Asia. The Company has had preliminary discussions regarding the demonstration of its system and the end products for this technology with a number of companies and governments including other countries in Central America, India, China, Argentina, Brazil, Malaysia and certain African countries.  There can be no assurance that these discussions will lead to implementation of the RiceX Process with these companies or governments.

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

Item 3.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13(a)-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing date of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act are (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported with the time periods specified in the SEC’s rules.

(b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to significant deficiencies and material weaknesses.

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

None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

None

Item 6.    EXIBITS AND REPORTS ON FORM 8-K

(a)           INDEX TO EXHIBIT

Exhibit No.	Description of Exhibit

2.1	Certificate of Incorporation of the Company.(1)
2.2	Form of Incorporation of the Company.(1)
3.1	Certificate of Incorporation of the Company.(1)
3.2	Form of Corporate By-laws.(2)
4.1	Form of Registration Rights Agreement between the Company and certain officers and directors.(1)
4.2	Form of Directors Stock Option Agreement.(1)(3)
4.3	Form of Non-statutory Stock Option Agreement not issued under the 1997 Stock Option Plan, governing options granted to employees by the Company.(1)(3)
4.4	Promissory Note in the amount of $1,850,000 payable to FoodCeuticals dated December 31, 1998.(5)
4.5	Registration Rights Agreement between the Company and FoodCeuticals dated December 31, 1998.(5)
4.6	Warrant Agreement number 98-1 between the Company and FoodCeuticals dated December 31, 1998.(5)
4.7	Warrant Agreement number 99-1 between the Company and FoodCeuticals dated January 15, 1999.(5)
4.8	Security Agreement between the Company and FoodCeuticals dated December 31, 1998.(5)
4.9	Warrant Agreement between the Company and Dorchester Group dated April 26, 1999.(6)
4.10	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated October 1, 1999.(3)(6)
4.11	Warrant Agreement between the Company and JDK & Associates dated November 1, 1999.(6)
4.12

Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Vice President, Operations, Ike Lynch dated November 1, 1999. Identical Agreements with Vice President and General Manager, Daniel McPeak, Jr. and Vice President of Finance, Chief Financial Officer, Todd C. Crow.(3)(6)

4.13	Form of Subscription Agreement to the Private Placement Offering 1999.(6)
4.14	Form of Warrant Agreement to the Private Placement Offering 1999.(6)
4.15	Memorandum of Understanding dated June 29, 2000 between the Company and Intermark Partners, LLC to convert to equity the note for $2,500,000.(8)
4.16	Warrant agreement between the Company and GBV Intermark Fund, LLC dated September 29, 2000.(9)
4.17	Warrant agreement between the Company and Gilbert L. McCord, Sr. dated September 29, 2000.(9)
4.18	Definitive agreement between the Company and Intermark Partners, LLC dated September 29, 2000.(9)
4.19	Form of Warrant Agreement between the Company and certain former employees dated as of March 31, 2000.(10)
4.20	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Daniel L. McPeak, Sr. dated October 27, 2000.(3)(10)
4.21	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class I Warrant dated October 2, 2000.(10)

4.22	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class II Warrant dated October 2, 2000.(10)
4.23	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class III Warrant dated October 2, 2000.(10)
4.24	Form of Board Member Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and the Board Members dated February 22, 2001, September 23 and 29, 2001.(12)
4.25	Preferred Stock Subscription Agreement between the Company and Alliance Consumer International, subsequently named NutraStar, Inc., dated December 10, 2001.(13)
4.26	Alliance Consumer International, Inc. Exchange Offer For The Common Stock Of NutraStar dated December 11, 2001. (13)
4.27	Put/Call Agreement between the Company and NutraStar, Inc. dated January 15, 2002.(14)
4.28	Form of Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated January 2, 2000.(15)
10.1	Form of Indemnification Agreement by and among the Company and certain officers and directors.(1)(3)
10.2	Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991.(1)
10.3	First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994.(1)
10.4	Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996.(1)
10.5	Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.6	Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996.(1)
10.7	First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996.(1)
10.8	Second Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998.(1)
10.9	Executive Employment Agreement for Daniel L. McPeak Jr., Executives Todd C. Crow and Ike Lynch have similar employment agreements.(3)(6)
10.10	Intermark Partners, LLC Addendum to Letter of Intent to Invest, Agreement in Principal dated November 16, 1999.(6)
10.11	Intermark Partners, LLC Supplemental Agreement dated March 10, 2000.(7)
10.12	Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated October 20, 1999.(3)(8)
10.13	Termination of Consulting Agreement between The RiceX Company, Inc. and JDK & Associates, Inc. dated February 2000.(3)(7)
10.14	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers’ Rice Cooperative and the Company dated July 1, 2002.*
10.15	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between California Pacific Rice Milling, Inc. and the Company effectively dated January 1, 2000.(7)
10.16	Licensing Agreement between NutraStar, Inc. and the Company.(7)

10.17	Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999.(8)
10.18	Settlement and General Release among three executive officers and The RiceX™ Company effective June 30, 2000.(8)
10.19	Employment Agreement between Daniel L. McPeak, Sr. and the Company dated April 1, 2000.(3)(10)
10.20	Consulting Agreement executed as of February 22, 2001, by and between The RiceX Company and Dr. Glenn H. Sullivan(3)(11)
10.21	Consulting Agreement between JDK and Associates, Inc. and the Company executed as of March 15, 2001(12)
10.22	Exclusive Distribution Agreement between the Company and NutraStar, Inc., dated December 21, 2001.(13)
10.23	License Agreement between the Company and NutraStar Technologies, Inc. dated January 9, 2002.(13)
10.24	Indemnity Agreement between the Company and NutraStar, Inc. dated December 13, 2001.(13)
10.25	Contract for Services between the Company and Dr. Glenn H. Sullivan dated January 1, 2002.(13)
16.1

Effective January 1, 2000, Grant Thornton, LLP, the independent accountants for The RiceX Company, sold its Stockton and Sacramento, California offices to Moss Adams, LLP, an accounting and consulting firm. Since the individuals performing services for the Company at Grant Thornton are now in the employ of Moss Adams, effective January 01, 2000, the Company dismissed Grant Thornton as its independent accountants and engaged the services of Moss Adams to act as the Company’s principal accountants to audit the Company’s financial statements.(4)

21	List of Subsidiaries (6)
99.1	Certification of the Chief Executive Officer of The RiceX Company dated August 12, 2002.(15)
99.2	Certification of the Chief Financial Officer of The RiceX Company dated August 12, 2002.(15)

(1)	Previously filed as an exhibit to the Company’s Registration Statement No. 000-24285 filed with the Commission on May 18, 1998.
(2)	Previously filed as an exhibit to the Company’s Amendment No. 2 to the Registration Statement No. 000-24285 filed with the Commission on August 26, 1998.
(3)	Represents a management contract or compensatory plan or arrangement.
(4)	Previously filed as Item (4) on Form 8-K dated January 7, 2000.
(5)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 15, 1999.
(6)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on March 30, 2000 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 12, 2000 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 18, 2000 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on November 14, 2000 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 17, 2001 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 15, 2001 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 10, 2001 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on March 29, 2002 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 10, 2002 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 12, 2002 and incorporated herein by reference.

* Confidential treatment granted as to certain portions.

(b)                                  REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.

THE RICEX COMPANY

Date :	November 14, 2002	By:	/s/ Daniel L. McPeak, Sr.
Daniel L. McPeak, Sr.
Chairman of the Board and
Chief Executive Officer

Date:	November 14, 2002	By:	/s/ Todd C. Crow
Todd C. Crow
Vice President of Finance and
Chief Financial Officer

CERTIFICATIONS

I, Daniel L. McPeak Sr., certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of The RiceX Company;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Daniel L. McPeak, Sr.
Daniel L. McPeak, Sr.
Chief Executive Officer

I, Todd C. Crow, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of The RiceX Company;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/Todd C. Crow
Todd C. Crow
Chief Financial Officer