Form 10KSB
period 2002-12-31
RICEX CO
filed 2003-03-31
CIK 1061881

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-24285

THE RICEX COMPANY
(Name of Small Business Issuer in Its Charter)

Delaware	68-0412200
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1241 Hawk’s Flight Court, El Dorado Hills, California	95762
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (916) 933-3000

Securities registered under Section 12(b) of the Exchange Act:

NONE

Title of each class:  None

Name of each exchange on which registered:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer:  (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒     No     ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year:  $5,383,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  As of March 1, 2003, the aggregate market value of the company’s common stock held by non-affiliates was $4,459,111.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.  As of March 1, 2003, 38,550,151 shares of common stock were outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes  ☐  No  ☒

FORM 10-KSB

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this annual report.  Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•                                          increased competitive pressures from existing competitors and new entrants;

•                                          increases in interest rates or our cost of borrowing or a default under any material debt agreements;

•                                          deterioration in general or regional economic conditions;

•                                          adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•                                          loss of customers or sales weakness;

•                                          inability to achieve future sales levels or other operating results;

•                                          the unavailability of funds for capital expenditures; and

•                                          operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 16 below.

PART I

Item 1.	DESCRIPTION OF THE BUSINESS

OVERVIEW

The RiceX Company, formerly Food Extrusion, Inc., was originally incorporated in California in 1989.  In 1998, we reincorporated in Delaware and changed our name to The RiceX Company.  Since our formation, we have been engaged in extensive research and development efforts that resulted in the development of a process that we call the “RiceX Process”.

The RiceX Process stabilizes rice bran, which is the portion of the rice kernel that lies beneath the hull and over the white rice.  Rice bran contains over 60% of the nutritional value of rice.  However, without stabilization, the nutritional value of rice bran is lost shortly after the milling process.  This is due to the lipase-induced rancidity caused by the rice milling process.  Consequently, a rich nutrient resource must either be thrown away or disposed of as low value animal feed.  The RiceX Process deactivates the lipase enzyme and makes the bran shelf life stable for a minimum of one year.  While other competing processes have been able to stabilize rice bran for a limited time, the RiceX Process naturally preserves more of the higher value nutritional and antioxidant compounds found in rice bran for a significantly longer period of time.

The RiceX Process has enabled us to develop a variety of nutritional food products, including our primary product, RiceX™ Stabilized Rice Bran.  The RiceX™ Stabilized Rice Bran we produce meets microbiological standards for human consumption.  Our customers include consumer nutrition and healthcare companies, domestic and international food companies, and companion animal feed manufacturers.

Through our wholly-owned subsidiary, Food Extrusion Montana, Inc., we are engaged in custom manufacturing of grain based products for food ingredient companies at its production facility in Dillon, Montana.  Food Extrusion Montana, Inc. has specialized processing equipment and techniques for the treatment of grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products.  RiceX Solubles, a highly nutritious, carbohydrate and lipid rich fraction, is produced at the Dillon, Montana facility.  We believe that these manufacturing capabilities are unique among grain processors, with custom processing capabilities suited to numerous food applications.

We generated approximately $5,383,000 and $6,299,000 in revenue for the years ended December 31, 2002 and 2001, respectively.  For the first time in our history, we reported two consecutive years of profitability.  We reported net incomes for years ended December 31, 2002 and 2001 of $374,000 and $1,129,000, respectively.  While we have net income through December 31, 2002, we expect to utilize net operating loss, or NOL, carry-forwards for our federal income tax purposes only.  The estimated state tax provision payment of $34,000 was the result of a gubernatorial suspension of applicable NOL by the California Franchise Tax Board until 2004.  California’s 2002-03 budget included a suspension of the NOL for the 2002 and 2003 taxable years.  In return for the suspension, business taxpayers will receive a 100% (instead of 65%) NOL deduction for taxable years beginning on or after January 1, 2004.  In addition, the California Legislature extended by one year the carryover period for losses incurred on or after January 1, 2002, and by two years for losses incurred prior to January 1, 2002.  These tax provisions do not include the effect of Alternative Minimum Tax.  NOL carry-forwards expire for federal tax purposes at various dates from 2009 through 2020, and expire for state tax purposes in 2003 through 2012.

Our business is not seasonal.  (See Part II — Item 7.  Financial Statements.)

We occupy approximately 24,800 square feet of executive offices, warehouse and production facilities in El Dorado Hills, California and Dillon, Montana.

RiceX™ and RiceX Solubles™ are our registered trade names.  Mirachol®, Max “E”® and Max “E” Glo® are our registered trademarks.  In addition to our trade names and our trademarks, we hold patents to the production of Beta Glucan and to a micro nutrient enriched rice bran oil process.  We also hold patents to a method to treat high cholesterol, to a method to treat diabetes and the process for producing Higher Value Fractions, or HVF from stabilized rice bran.

RICEX PRODUCTS

We produce stabilized, nutrient-rich rice bran that may be used in a wide variety of new products.  We are pursuing the development of proprietary rice bran products from stabilized rice bran.  Our current products include:

RiceX Stabilized Rice Bran:

Stable whole rice bran and germ.  This is our basic stabilized rice bran product that is both a food supplement and an ingredient for cereals, baked goods, companion animal feed, health bars, etc., and also the base material for producing RiceX Solubles, oils and RiceX Fiber Complex.

RiceX Stabilized Rice Bran Fine:	This is the same product as our RiceX Stabilized Rice Bran, except that it has been ground to a particle size that will pass through a 20 mesh screen. It is used primarily in baking applications.

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

In addition, further refining RiceX Stabilized Rice Bran into oil and its by-products produces Max “E” Oil, RiceX Defatted Fiber and Higher Value Fractions.

Max “E” Oil:

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

Higher Value Fractions:

Nutraceutical like compounds naturally occurring in Stabilized Rice Bran and Rice Bran Oil that provide specific health benefits.  Tocopherols, tocotrienols, and gamma oryzanol are some of the antioxidant-rich fractions that are found in rice bran and are enhanced by stabilization, with the gamma oryzanol being unique to rice.

INDUSTRY BACKGROUND

THE IMPORTANCE OF RICE

Rice is the staple food for approximately 70% of the world’s population, and is the staple food source for several of the world’s largest countries.  World rice production is expected to be more than 550 million metric tons in the 2002-2003 crop year (according to the United States Department of Agriculture), constituting more than one quarter of all cereal grains produced worldwide. The United States accounts for less than 2% of the world’s rice production.  Ninety percent (90%) of world rice tonnage is produced in 13 countries with aggregate populations of 3.2 billion people (USA Rice Federation, Rice Notes).  Approximately 75% of all rice production occurs in China, India, South East Asia, Africa and South America.  Combined these regions have a population of 2.3 billion people (nearly 50% of the world’s population), and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

Malnutrition is a common problem in this group of nations, particularly for people located in rural villages where subsistence rice farming is a primary livelihood.  Transportation and storage are poor.  Consequently, locally grown rice is consumed locally and the amount of food available varies widely over time with changes in seasons and weather.  Children are especially susceptible to variations in local agricultural output due to their heightened nutritional needs and dependency on others for food.  Per capita rice consumption in many of the poorer rice belt countries exceeds one pound per day.

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

RICE PROCESSING AND RICE BRAN STABILIZATION

When harvested from the field, rice is in the form of paddy, or “rough” rice.  In this form, the rice kernel is fully enveloped by the rice hull.  The hull is dried and then removed in the first stage of milling, yielding brown rice.  In the second stage of milling, the outer brown layer, or rice bran, is removed to produce white rice.  Rice bran is composed of the rice germ and several sub-layers, which accounts for approximately 8% by weight of paddy rice and contain over 60% of the nutrients found in each kernel of rice.  (Juliano, B.O., 1985 Rice: Chemistry and Technology, American Association of Cereal Chemists, St. Paul, MN, pp. 37-50.)

Under normal milling conditions, when brown rice is milled into white rice, the oil in the bran and a potent lipase enzyme found on the surface of the bran come into contact with one another.  The lipase enzyme causes very rapid hydrolysis of the oil, converting it into glycerol, monoglycerides, diglycerides and free fatty acid, or FFA.  As the FFA content increases, the rice bran becomes unsuitable for human or animal consumption.  At normal room temperature, the FFA level increases to 5-8% within 24 hours and thereafter increases at the rate of approximately 4-5% per day.  Rice bran is unfit for human consumption at 5% FFA, which typically occurs within 24 hours of milling.

When the lipase enzyme can be deactivated, rice bran can be stabilized, thus preserving a potentially important nutrient source that is largely wasted today.  Heat will deactivate the lipase enzyme, reduce microbiological load and reduce moisture levels.  Although heat serves as the basis for most attempts to stabilize rice bran, most of the rice bran nutrients are lost in this process.  Parboiled, or converted rice, is subjected to soaking and steaming prior to being dried and milled.  This process softens the rice kernel and reduces the problem of lipase-induced hydrolysis.  The bran produced from parboiled rice, however, is only semi-stabilized, typically spoiling in 20 days or less.  The parboiling process also destroys much of the nutritional value of the bran because many of the micro nutrients are water-soluble and are leached out during the parboiling process.  There have been a number of attempts to develop alternative rice bran stabilization processes that deactivate the lipase enzyme using chemicals, microwave heating and variants on extrusion technology.  We believe each of these efforts results in an inferior product that uses chemicals or does not remain stable for a commercially reasonable period, or the nutrients in the bran are lost thereby significantly reducing the nutritional value in the bran.

THE RICEX SOLUTION

The RiceX Process uses proprietary innovations in food extrusion technology to create a combination of temperature, pressure and other conditions necessary to deactivate the lipase enzyme without significantly damaging the structure or activity of other, higher value compounds, oils and proteins found in the bran.  The RiceX Process does not use chemicals to stabilize raw rice bran, and produces an “all natural” nutrient-rich product.

Our processing equipment is designed to be installed on the premises of any two-stage rice mill and is located downstream from the rice polishers.  After hulling, the rice is transported pneumatically to the rice polishing room where the brown rice kernels are tumbled and the rice bran is polished from the surface of each kernel.  The bran is separated from the denser polished rice grain and is transported pneumatically to a loop conveyor system we designed.  The loop conveyor system immediately carries the fresh, unstabilized rice bran to the RiceX Company stabilizer.  Stabilization is achieved by feeding the fresh rice bran into a specially designed auger food extruder that forces the material under pressure and heat through an orifice.  The auger is designed to create the proper temperature, shear and pressure necessary to selectively deactivate the lipase enzyme and reduce the microbiological load.  Process controllers that maintain process conditions within the prescribed pressure/temperature regime control the system.  In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge our equipment of materials in process and safely shut down.

Bran leaving our stabilization system is deposited on a food-grade conveyor that tempers the product and reduces moisture content.  We call this bran “RiceX Bran”.  This RiceX Bran is then discharged onto the cooling unit.  A high volume, low-pressure airflow further dehumidifies and cools the RiceX Bran as it moves forward.  The cooled RiceX Bran is then loaded into one ton shipping containers for transportation to other processing facilities or is transported by pneumatic conveyor to a bagging unit for packaging in 30, 40, 50, and 2,000 pound sacks.  RiceX Bran has a shelf life of at least one year and is rich in tocopherols, tocotrienols, oryzanols, a complete and balanced amino acid profile, and other nutritional and natural compounds that exhibit positive health properties.

The RiceX Process system is modular.  Each stabilization module can process approximately 2,000 pounds of RiceX Bran per hour and has a capacity of over 5,700 tons per year.  Stabilization production capacity can be doubled or tripled by installing additional RiceX Company units sharing a common conveyor and stage system, which can handle the output of the world’s largest rice mills.  We have developed and tested a smaller production unit, which has a maximum production capacity of 840 tons per year, for installation in countries or locations where rice mills are substantially smaller than those in the United States.

The processing conditions created by the RiceX Process are unique.  However, the ancillary equipment used to achieve these processing conditions is in wide use throughout the food industry.  It is in the stabilizer unit that our proprietary technology resides; all of the other processing, material handling, control, and storage components are off-the-shelf equipment items.

BENEFITS OF RICEX STABILIZED RICE BRAN

Rice bran is a rich source of protein, oil, vitamins, antioxidants, dietary fiber and other nutrients.  The proximate composition and caloric content of RiceX Stabilized Rice Bran is as follows:

RICEX STABILIZED RICE BRAN COMPOSITION

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

Nutraceuticals are food constituents that have human therapeutic effects.  Some of these compounds include a newly discovered complex of Vitamin E called “tocotrienols,” and gamma oryzanol, which is only found in rice.  These compounds are potent antioxidants that have been shown to aid in reducing damage from free radicals in the body.  RiceX Bran also contains very high levels of B-complex vitamins, betacarotene (a vitamin A precursor), other carotenoids and phytosterols, as well as both soluble and insoluble fiber.  (Saunders, 1990, Rice Bran Oil, presented at Calorie Control Council Meeting, February 14, 1990, Washington, D.C.)

We have been assigned five U.S. patents relating to the production or use of Nutraceutical or HVF products.  The patents include patent number 5,512,287 “PRODUCTION OF BETA-GLUCAN AND BETA-GLUCAN PRODUCT” which was issued on April 30, 1996; patent number 5,985,344 “PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL” which was issued on Nov. 16, 1999; patent number 6,126,943 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS” which was issued on Oct. 3, 2000; patent number 6,303,586 B1 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” issued on Oct. 15, 2001 and patent number 6,350,473 B1 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS” issued on Feb. 26, 2002.  We plan to apply for additional patents in the future as new products, treatments and uses are developed.

BUSINESS STRATEGY

Our goal is to become the world’s leading producer and distributor of stabilized rice bran and rice bran based products in the premium consumer food and animal feed sectors of the marketplace.  We will produce stabilized rice bran and related products in manufacturing facilities we own or through joint venture arrangements.  See “Supply and Manufacturing.”  We do not intend to sell our proprietary technology or processing methods.  We will protect our process and products through both trade secret protection and through patent and trademark protection.  See “Patents and Trademarks.”

We intend to continue research and development efforts to establish the efficacy of our stabilized rice bran based products in providing nutritional support to individuals with chronic diseases and in promoting human health and nutrition.  We believe that clinical support for stabilized rice bran products will further enhance the value of our products as nutraceuticals and functional food ingredients.  Finally, we intend to aggressively market our products in four distinct product areas.  These areas are nutraceuticals, functional food ingredients, performance feed and companion pet food supplements, and rice bran oils.  In further pursuit of this goal, we have focused and will continue to focus our marketing and development efforts in developed regions, including the U.S., Europe, South Africa, Argentina, Japan, Korea, and Taiwan; and in developing regions, including in Central and South America, India, China, Indonesia and most of the other countries in Asia, and Africa.

DEVELOPED NATIONS

In developed nations, our focus is on producing and selling ingredients to large consumer product marketers as health enhancing ingredients for existing or newly developed products, and as stand-alone products to consumers.  During 2002, we entered into a distribution agreement with Kreglinger Europe to expand our business opportunities into the United Kingdom and Benelux markets on an exclusive basis.  In addition, we have established relationships with German and Korean companies to introduce our products into these regions.  Although there can be no assurance that our products will be successfully introduced into these regions, we believe that interest of this type validates the potential opportunity. In addition, we believe that the relationship reflects the strategy for our foreign ventures. We intend to seek other opportunities in developed nations by converting stabilized rice bran grown in those countries into finished goods and into HVFs with demonstrated health or nutritional benefits.

DEVELOPING NATIONS

Our strategic development has been focused on making our nutrient-dense stabilized rice bran products available to developing countries where nutritional deficiencies are a major concern, particularly among school-aged children.  We remain on the cutting edge in developing nations by reducing malnutrition and enhancing nutritional growth potential school-aged children.  The school nutritional and diet upgrading programs in developing countries worldwide represent a $30 to $35 million market opportunity for us.  The Food and Agriculture Organization of the United Nations and the Foreign Agricultural Service of the United States Department of Agriculture have targeted over 800 million nutritionally deficient humans for assistance in the worldwide program titled “American Special Supplemental Food Programs for Women, Infants and Children”.

Our first international strategic alliance was established in December 2000 with PRODESA and the Christian Children’s Fund in Guatemala.  Under this alliance, we supplied nutritionally dense ingredients throughout Guatemala over a twelve-month period starting in January 2001.  As a result, our stabilized rice bran product, RiceX Solubles, has been used as a base for nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children in rural communities throughout Guatemala.  The twelve-month program in Guatemala was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential.  This proof-of-concept program in Guatemala generated nearly $2,300,000 in revenues for us for year ended December 31, 2001.  In 2002, El Salvador’s Ministry of Education in San Salvador purchased our stabilized rice bran product, RiceX Solubles, for applications in its school nutrition programs for El Salvadorian children.  The agreement, which follows the similar program of Guatemala, resulted in revenues of approximately $1,000,000 for year ended December 31, 2002.

We continue to broaden our international market development activities in Central America.  We have received advisories from our Central America manufacturer’s representative, PRODESA, that commitments are pending from additional Central American countries for the sale of our stabilized rice bran, RiceX Solubles.  These commitments are direct purchase sales contracts financed in part through the United States government’s Public Law 416b programs, with joint participation by the host country government.  Therefore, these commitments require authorizations by each country’s authorized representatives.  Due to domestic and global uncertainties in government programs, we have experienced delays in finalizing purchase orders and delivery schedules for RiceX Solubles into this region.  However, management believes that product sales and shipments will continue and expand into additional Central American countries during 2003 and beyond.

We also intend to partner with local governments and companies in developing nations, on a joint venture basis, to stabilize locally grown rice bran for local consumption and for future export.  We plan to introduce our stabilization process systems in large rice mills located in Central and South America, China, India and Southeast Asia in the future.  In many developing nations, the average person has a 300-500 calorie daily diet deficit.  (The Food and Agriculture Organization of the United Nations (FAO), Agrostat PC, on diskette (FAO, Rome, 12993); and the World Resources Institute in collaboration with the United Nations Environment Programme and the United Nations Development Programme, World Resources 1994-95 (Oxford University Press; New York, 1994), p. 108.)  If we are able to expand into these areas, the installation of 100 RiceX processing systems has the capacity to provide up to 500 nutritionally dense calories per day to over 15 million people each year.  The diet supplement provided by the locally grown and stabilized rice bran would help those people approach U.S. levels of nutrition.

We have had preliminary discussions regarding the demonstration of our system and the end products for our technology with a number of companies and governments including countries in Central America, India, China, Argentina, Brazil, Malaysia, and certain African countries.  There can be no assurance that these discussions will lead to implementation of the RiceX Process with these companies or governments.

SALES AND MARKETING

We have targeted four distinct product areas in which RiceX Bran and related products may be used as the primary ingredient.  Our key marketing strategy is to form strategic alliances with industry leaders in each of our target markets.  This strategy will allow us to leverage the research, marketing and distribution strengths of our partners in order to more economically and efficiently introduce and market products.  We have formed alliances, or have entered into negotiations to form alliances, in each of our target markets, which are nutraceuticals, functional food ingredients, performance feed and companion pet food supplements, and rice bran oils.

Our overall marketing plans in each of the target markets are discussed below.

NUTRACEUTICALS

Nutraceuticals are food-derived substances with pharmaceutical-like properties, including vitamins and dietary supplements.  RiceX Bran can be used as a nutraceutical to provide certain specific nutrients or food components (including antioxidants, oryzanols, Vitamin E, Vitamin B, and bran fiber) or to address specific health applications such as cardiovascular health, diabetes control, fighting free radicals and general nutritional supplementation.  We have sold RiceX Bran products as ingredients to consumer nutrition and healthcare companies, national nutritional retailers, and multi-level personal product marketers.  We continue to develop HVFs, the nutraceutical-like compounds found in rice bran that provides specific health benefits.  We have also been informed that at least one national nutritional retailer and other personal product marketing companies are working on development of special products utilizing RiceX Bran and its related products.  There can be no assurance that such marketing efforts will be successful or that any of the proposed products will be developed in a commercially reasonable time or at all.

FUNCTIONAL FOOD INGREDIENTS

RiceX Bran is a low cost, all natural food product that contains a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that can be used to enhance the nutritional value of popular consumer products.  Foods that are ideally suited for the addition of RiceX Bran to their products include cereals, snack foods and breads.  We are marketing RiceX Bran to consumer food companies for use in already established products and for development of new products.

The functional food market in the United States is $16 billion and we estimate that this represents a $35 to $45 million market share opportunity for us.  Premium ingredient manufacturers are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity.  Our proprietary technology and product patents represent extremely valuable assets for achieving strategic leverage in this industry segment.

PERFORMANCE FEED AND COMPANION PET FOOD SUPPLEMENTS

We also market RiceX Bran as a feed supplement for animals.  RiceX Bran is used as an equine feed supplement and has proven to provide greater muscle mass, improved stamina, and hair-coat luster when added to a normal diet.  Show and performance horses represent the premium end of the equine market and present a $12 to $15 million market share opportunity for our future revenue growth.  We have initiated strategic alliance discussions with several major domestic premium pet food and equine feed manufacturers and distributors.  There can be no assurance that these discussions will be successful.

RICE BRAN OILS

Nutrient-rich oil made from RiceX Stabilized Rice Bran has a high flash point, which provides a long fry life and is not readily absorbed into food.  The oil also maintains many of the nutritional benefits of whole rice bran products, making it ideally suited for healthy salad and cooking oils.

We have completed a preliminary joint venture with Monsanto Corporation in which our proprietary technology for stabilizing rice bran was tested in India.  Since India is the second largest rice producer in the world, it made sense that significant opportunities in India could be realized if our technology was proven in that region of the world.  We successfully demonstrated our stabilization capability and Monsanto acknowledged that the preliminary joint venture met its objectives.  We are now developing stabilized rice bran marketing models, which would support aggressive expansion into India and other major rice producing countries.  There can be no assurance that a marketing model will be successful.

MARKETING METHODS

As of March 1, 2003, we have an Executive Vice President of Sales and Marketing and three domestic sales representatives.  In addition, we have entered into agreements with PRODESA for Central America markets, and Kreglinger Europe for the United Kingdom and Benelux markets, for developing and marketing RiceX Bran products.  We also continue to work to develop additional significant alliances in efforts to increase our sales volume.

Pursuant to the Stabilized Rice Bran Processing Sales and Marketing Agreement between Farmers’ Rice Cooperative, or Farmers, a cooperative association organized under the California Food and Agriculture Code, and us, dated May 1, 2002, Farmers has a non-exclusive license to our rice bran processing equipment for production of stabilized rice bran solely for sale to our and Farmers’ customers.  Pursuant to the terms of the agreement, Farmers has agreed to pay us a royalty payment based on production schedules of stabilized rice bran produced by Farmers for sale to its customers.  The royalty payment may be adjusted from time to time to account for the changes in the market.

CUSTOMERS

We have in excess of 120 active customer accounts.  Currently, our major customers are Wolcott Farms, Integris Corporation and the U.S. Embassy, El Salvador.  We depended on these customers for approximately 66% of all sales revenue during 2002.  Loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

SUPPLY AND MANUFACTURING

We purchase unstabilized rice bran from one major supplier, Farmers.  Pursuant to an agreement with Farmers, our stabilization machinery is physically attached to Farmers’ rice processing plants and the rice bran by-product is directly transferred to our machinery for stabilization without the need for shipping.  The relationship with Farmers is symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while we have ready access to unstabilized bran.  Farmers is currently our only supplier of unstabilized rice bran.  We intend to enter into additional relationships with rice processors, both in the United States and abroad as part of our overall business strategy.  Our production capacity currently stands at 1,500 tons per month.  We believe that we will be able to obtain additional suppliers due to the benefits suppliers can expect to receive from an agreement with us.  There can be no assurance that we will obtain additional suppliers.

As required, we ship RiceX Bran from our facilities in California to our plant in Dillon, Montana for further processing into RiceX Solubles, Dextrinized Rice Bran and RiceX Fiber Complex.  Current monthly production capacity is approximately 50 tons of RiceX Solubles and 50 tons of RiceX Fiber Complex.  Additional equipment could more than double production capacity.  We intend to acquire or construct an additional processing facility as the demand for RiceX Solubles and RiceX Fiber Complex justifies expansion.

Every food product that we manufacture is produced under published FDA and USDA regulations for “Good Manufacturing Practices.”  Our Vice President of Operations oversees quality control and quality assurance testing.  Product samples for each product code are analyzed for microbiological adherence to a predetermined set of product specifications and each lot is released once it demonstrates its compliance with specifications.

PATENTS AND TRADEMARKS

The RiceX Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran.  We have chosen to treat the RiceX Process as a trade secret and not to pursue process or process equipment patents on the original processes.  However, process improvements will be reviewed for future patent protection.  We believe that the unique products, and their biological effects, resulting from our Stabilized Rice Bran are patentable.  We have been assigned five U.S. patents relating to the production or use of Nutraceutical or HVF products.  The patents include patent number 5,512,287 “PRODUCTION OF BETA-GLUCAN AND BETA-GLUCAN PRODUCT” which was issued on April 30, 1996; patent number 5,985,344 “PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL” which was issued on Nov. 16, 1999; patent number 6,126,943 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS” which was issued on Oct. 3, 2000; patent number 6,303,586 B1 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” issued on Oct. 15, 2001 and patent number 6,350,473 B1 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS” issued on Feb. 26, 2002.  We plan to apply for additional patents in the future as new products, treatments and uses are developed.

RiceX™ and RiceX Solubles™ are our registered trade names.  Mirachol®, Max “E”® and Max “E” Glo® are our registered trademarks.  In addition to our trade names and our trademarks, we hold patents to the production of Beta Glucan and to a micro nutrient enriched rice bran oil process.  We also hold patents to a method to treat high cholesterol, to a method to treat diabetes and to a process for producing HVF from stabilized rice bran.

We endeavor to protect our intellectual property rights through patents, trademarks, trade secrets and other measures.  However, there can be no assurance that we will be able to protect our technology adequately or that competitors will not develop similar technology.  There can be no assurance that any patent application we may file will be issued or that foreign intellectual property laws will protect our intellectual property rights.  Other companies and inventors may receive patents that contain claims applicable to our system and processes.  The use of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all.  In addition, there can be no assurance that patent applications will result in issued patents.

Although there currently are no pending claims or lawsuits against us regarding possible infringement claims, there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not have a material adverse affect on our financial condition and results of operations.  In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others.  Any such litigation could result in substantial cost and diversion of our resources, which could have a material adverse effect on our financial condition and results of operations.  Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities to third parties, requires us to seek licenses from third parties or prevent us from manufacturing or selling its systems, any of which could have a material adverse effect on our financial condition and results of operations.  In addition, there can be no assurance that a license under a third party’s intellectual property rights will be available on reasonable terms, if at all.

COMPETITION

Although we believe that we are the only company to use non-chemical methods to stabilize all natural rice bran so that the bran has a shelf life of over one-year, we compete with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements.  Our only significant competitor is Producer’s Rice Mill. The competitor may have greater capital resources and experience in the food industry in total; however, we believe that we have more experience in the rice bran industry.  There can be no assurance that we will be able to compete successfully in the rice bran industry.  Our major nutritional supplement competitors include producers of wheat bran and oat bran, particularly in the functional food ingredients market segment.

RESEARCH AND DEVELOPMENT

Rice bran contains a wide variety of antioxidants, vitamins, and other nutrients associated with good health and resistance to disease.  We have conducted a preliminary clinical evaluation that indicates RiceX products have efficacy in the nutritional management of certain conditions and diseases, such as diabetes mellitus and coronary vascular disease.  Data from this study has been analyzed and the data supports the initiation of clinical trials.  We intend to vigorously conduct these trials and, if successful, will develop foods containing the active nutraceutical components of RiceX Bran to manufacture products targeted at specific conditions or suitable for the maintenance of general health and well-being.  There can be no assurance that the results of additional clinical trials will prove successful or that we will be able to develop additional new products.  See “Governmental Regulations.”

Expenditures for research and development for the years ended December 31, 2002 and 2001 totaled $267,000 and $201,000, respectively.  We expect to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

EMPLOYEES

As of March 1, 2003, we had a total of 24 employees, all of whom were full time employees.  We believe that our relations with our employees are good.

RISK FACTORS

LIMITED OPERATING HISTORY

There is limited historical financial information about us upon which to base an evaluation of our performance or to make a decision regarding an investment in shares of our common stock.  Although we were originally formed in May 1989, commercial manufacturing operations and marketing efforts did not commence until June 1996.  For the first time in our history, we reported two consecutive years of profitability.  We reported net incomes for years ended December 31, 2002 and 2001 of $374,000 and $1,129,000, respectively, and generated almost $1,200,000 in cash from operations over this same two-year period.  We have shareholders’ equity of $4,318,000 and aggregated cash and cash equivalents of $1,924,000 at December 31, 2002.  Our management team has developed a strategic and financially sound business plan to meet the ongoing liquidity needs of our operations for the year ended December 31, 2003 and thereafter.  We believe we have positioned ourselves to become the foremost premium ingredient supplier in the food manufacturing and animal feed sectors.  Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance and absence of an operating history.  Therefore, there can be no assurance that our business or products will be successful or that we will be able to achieve or maintain profitable operations.  There can be no assurance that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

MARKET RISKS OF A NEW BUSINESS

We have formulated our business plan and strategies based on certain assumptions regarding the size of the rice bran market, our anticipated share of this market, and the estimated price and acceptance of our products.  These assumptions are based on the best estimates of our management.  There can be no assurance that our assessments regarding market size, potential market share attainable by us, the price at which we will be able to sell our products, market acceptance of our products or a variety of other factors will prove to be correct.  Any future success may depend upon factors including changes in the dietary supplement industry, governmental regulation, increased levels of competition including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment, and reduced margins cause by competitive pressures.

COMPETITION

Competition in our targeted industries, including nutraceuticals, functional food ingredients, rice bran oils, animal feed supplements and companion pet food ingredients is vigorous with a large number of businesses engaged in the various industries.  Many of our competitors have established reputations for successfully developing and marketing their products.  Many of our competitors have greater financial, managerial, and technical resources than we do.  If we are not successful in competing in these markets, we may not be able to attain our business objectives.

GOVERNMENTAL REGULATION

The processing, formulation, packaging, labeling and advertising of our products is subject to regulation by one or more federal agencies.  Although Congress has recently recognized the potential impact of dietary supplements in promoting the health of U.S. citizens by enacting the Dietary Supplement Health Education Act of 1994, or DSHEA, which severely limits the FDA’s jurisdiction in regulating dietary supplements, there is no way to predict the potential effect of DSHEA.  It may be difficult for any company manufacturing or marketing dietary supplements to remain in strict compliance with the technical requirements of DSHEA.  The FDA has proposed regulations with the purpose of implementing DSHEA and proposals have been made to modify or change the provisions of DSHEA.  It is impossible to predict whether those regulations of proposed changes will become law or the effect that such regulations or proposed changes, if implemented, will have on our business and operations.

RELIANCE ON LIMITED NUMBER OF PRODUCTS

All of our products are based on stabilized rice bran.  Although we will market rice bran as a dietary supplement, as an active food ingredient for inclusion in other companies’ products, and in other ways, a decline in the market demand for our products, as well as the products of other companies utilizing our products, could have a significant adverse impact on us.

RELIANCE ON ADEQUATE SUPPLY OF RAW RICE BRAN

Our proprietary technology is used to stabilize rice bran, which is a by-product from milling paddy rice to white rice.  We currently have a supply arrangement with one of the largest rice mills in the United States.  We are pursuing other supply sources in the United States and in foreign countries.  There can be no assurance that we will continue to secure adequate sources of raw rice bran to meet its requirements to produce stabilized rice bran products.

DEPENDENCE ON MARKETING EFFORTS

We are dependent on our ability to market products to animal food producers, food manufacturers, mass merchandise and health food retailers, and to other companies for use in their products.  We must increase the level of awareness of dietary supplements in general and our products in particular.  We will be required to devote substantial management and financial resources to its marketing and advertising efforts and there can be no assurance that these efforts will be successful.

DEPENDENCE ON KEY EMPLOYEES

We believe that our success will depend, to a significant extent, upon the efforts and abilities of the current group of executives, strategic alliance and joint venture partners.  The loss of the services of one or more of these key personnel or partners could have a material adverse affect on our business, financial condition and results of operations.  In addition, our future success will depend upon our ability to continue to attract and retain qualified management personnel.  There can be no assurance that we will be successful in attracting and retaining such personnel.

PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS

Our success depends in part on its ability to obtain patents, licenses and other intellectual property rights for its products and technology.  We have five United States patents and we may decide to file corresponding international applications. We hold patents to the production of Beta Glucan and to a micro nutrient enriched rice bran oil process.  We also hold patents to a method to treat high cholesterol, to a method to treat diabetes and to a process for producing HVF from stabilized rice bran.  The process of seeking patent protection may be long and expensive, and there can be no assurance that patents will be issued, that we will be able to protect our technology adequately, or that competition will not be able to develop similar technology.  There currently are no claims or lawsuits pending or threatened against us regarding possible infringement claims, but there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not have a material adverse affect on our business, financial condition and results of operations.  In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others.  Any litigation could result in substantial cost and diversion of our efforts, which could have a material adverse affect on our financial condition and results of operations.  Adverse determinations in any litigation could result in the loss of our proprietary rights, subjecting us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems, any of which could have a material adverse affect on our financial condition and results of operations.  There can be no assurance that a license under a third party’s intellectual property rights will be available to us on reasonable terms, if at all.

THIN MARKET; POSSIBLE VOLATILITY OF STOCK PRICE

Our common stock has been traded on the OTC Bulletin Board since May 1996 under the symbol “RICX”.  We believe that many factors could cause the price of our common stock to fluctuate, perhaps substantially, including

•                                announcements of developments related to our business,

•                                fluctuations in our quarterly or annual operating results,

•                                failure to meet securities analysts’ expectations,

•                                general conditions in the international marketplace and the worldwide economy,

•                                announcements of technological innovations or new systems or enhancements by us or our competitors,

•                                developments in patents or other intellectual property rights, and

•                                developments in our relationships with customers and suppliers.

ANTI-TAKEOVER EFFECT OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW

Under our Certificate of Incorporation, our Board of Directors, or Board, has the authority, without action by our stockholders, to fix certain terms of, and to issue, shares of Preferred Stock.  We are incorporated under Delaware law.  Certain provisions of our Certificate of Incorporation and certain provisions of Delaware law may have the effect of delaying, deterring or preventing a change in control of our company.  Other provisions in our Certificate of Incorporation and Bylaws, and Delaware law, impose procedural and other requirements that could make it more difficult to effect certain corporate actions, including replacing incumbent directors.  Furthermore, our Board is divided into three classes of directors.  Each class of directors serves for a staggered three-year term after the initial classification and election.  This may make it more difficult for a third party to gain control of our Board.  By virtue of these provisions, our Board may be able to take or prevent actions affecting unaffiliated stockholders without such stockholders’ approval or consent.  In addition, these provisions may adversely affect the market price of our common stock and reduce the possibility that an investor may receive a premium for his or her shares in a tender offer.  See “Directors, Executive Officers, Promoters and Control Persons.”

THE COMPANY

We were incorporated under Delaware law in May 1998.  We succeeded to the business of our predecessor corporation, Food Extrusion, Inc., pursuant to a re-incorporation that was effective upon completion of the merger of the Nevada corporation with the Delaware corporation on August 4, 1998.  Food Extrusion, Inc, was incorporated in California in May 1989 and subsequently merged in a stock-for-stock exchange into Core Iris, a Nevada corporation and subsequently changed its name to Food Extrusion, Inc.  Food Extrusion, Inc. changed its name to The RiceX Company in May 1998.  Food Extrusion Montana, Inc., was incorporated in Montana in December 1996, as our wholly owned subsidiary.  In January 1997, Food Extrusion Montana, Inc. acquired certain assets of Centennial Foods, Inc., an Idaho corporation in exchange for common stock and the assumption of certain liabilities which were paid in full in January 1999.

Item 2.	DESCRIPTION OF PROPERTY

We currently lease a 5,600 square foot office facility at 1241 Hawk’s Flight Court, El Dorado Hills, California, and a 3,500 square foot warehouse and shipping facility at 1261 Hawk’s Flight Court, El Dorado Hills, California.  Our subsidiary, Food Extrusion Montana, Inc., owns a 15,700 square foot production facility in Dillon, Montana.  The leases for the El Dorado Hills facilities expire in September 2006.  We have aggregate annual lease payments for the El Dorado Hills facilities approximating $69,000, net of sub-lease payment collections approximating $64,000 per year.  In November 1999, we entered into a sub-lease agreement with a company, NutraStar, for a portion (7,800 square feet) of the facility located at 1261 Hawk’s Flight Court, El Dorado Hills, California.  The sub-lease with NutraStar expires in September 2006.

We believe that our facilities are adequate for our anticipated needs through 2003 and that the properties are adequately covered by insurance.

Item 3.	LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, none of the litigation in which we are currently involved, individually or in the aggregate, is expected to result in a material effect on our financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to our security holders for a vote during the Quarter ended December 31, 2002.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal United States market for our common stock is the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  The following is the high and low bid information for such common stock:

COMMON STOCK	HIGH	LOW
2002
First Quarter	$0.39	$0.27
Second Quarter	$0.49	$0.24
Third Quarter	$0.36	$0.22
Fourth Quarter	$0.30	$0.15

2001
First Quarter	$0.48	$0.31
Second Quarter	$0.60	$0.26
Third Quarter	$0.60	$0.27
Fourth Quarter	$0.45	$0.31

There were approximately 264 holders of record our common stock as of March 1, 2003.

DIVIDENDS

We have neither paid, nor declared, any dividends since our inception.  We do not intend to declare any such dividends in the foreseeable future.  Our ability to pay dividends is subject to limitations imposed by Delaware law and, as a quasi-California corporation, to the more restrictive provision of California law.  Under Delaware law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.  California law generally prohibits a corporation from paying dividends unless the retained earnings of the corporation immediately prior to the distribution exceed the amount of the distribution.  Alternatively, a corporation may pay dividends if the assets of the corporation exceed 1 1/4 times its liabilities, and the current assets of the corporation equal or exceed its current liabilities.  However, if the average pre-tax earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1 1/4 times its current liabilities.

RECENT SALES OF UNREGISTERED SECURITIES

In 1998, in conjunction with RiceX’s re-incorporation in Delaware, we increased our authorized number of common shares from 50,000,000 shares to 100,000,000 shares and authorized 10,000,000 shares of preferred stock which may be issued from time to time, in one or more series.  Our Board is authorized to establish the rights, preferences and privileges of each series of our preferred stock, when issued.  At December 31, 2002, an aggregate of 38,680,724 shares of common stock were outstanding, and an additional 25,179,923 shares of our common stock were reserved for future issuance upon the exercise of stock options and warrants.

During 2002 and 2001, we did not issue or sell any shares of our common stock.

In April 2000, we issued 14,134 shares of common stock to an agent for introducing investors to us.  The value of the common stock was approximately $10,601 and is recorded in shareholders’ equity.  The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In May 2000, we issued 100,000 shares of common stock to acquire equipment from one of our suppliers.  The value of the common stock was $68,750 and is recorded in shareholders’ equity.  The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.  During 2002, this supplier sold 55,000 shares in the open market and we purchased the remaining 45,000 shares at a cost of $33,767.

Also in May 2000, we issued 1,200,000 shares of common stock to three executives pursuant to the exercise of some of their stock options and received promissory notes in the amount of $863,000.  In June 2000, the executives rescinded the exercise of these stock options and promissory notes.  These stock options were issued in accordance with our 1997 Stock Option Plan that was ratified in 1997 by our Board.  The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

During June 2000, three executive officers and we rescinded the exercise of 2,700,000 stock options priced at $0.72 per share and promissory notes in the total amount of $1,941,000 given in payment of the exercise price.  On account of the rescission, the executive officers returned to us the shares of common stock purchased pursuant to the exercise of the options.  The rescission of the exercise of the options restores the executive officers and us to the positions occupied prior to the exercise.  The 2,700,000 stock options may be exercised in the future at the $0.72 per share exercise price until expired.

Also in June 2000, we issued 32,000 shares of common stock for services rendered.  The value of the common stock was $24,000 and is recorded in shareholders’ equity.  The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

In September 2000, we finalized an agreement with a venture capital firm to convert a $2,500,000 note to equity.  On September 29, 2000, we converted the note for 3,571,429 shares of common stock and warrants to purchase 3,571,429 shares of common stock at $0.70 per share. These warrants are immediately exercisable and have a term of five years.  In connection with this conversion of the note to equity, we also granted additional warrants to purchase up to 4,464,285 shares of common stock at $0.70 per share.  These additional warrants are exercisable at any time during the five-year period commencing from the date of grant.  The warrant shares are restricted from sale and or transfer until such time when our revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.  The shares issued were without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

During October 2000, we issued 50,000 shares of common stock to consultants for services rendered.  The value of the common stock was $50,000 and is recorded in shareholders’ equity.  The shares were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of our consolidated financial condition as of December 31, 2002 and the results of operations for the fiscal years ended December 31, 2002 and 2001, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Footnote 1 of our financial statements. We believe the application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information about our earnings results, financial condition, and cash flows.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that they believe to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing revenue recognition, allowance for doubtful accounts, and inventories.

Revenue Recognition

                Revenues from product sales are recognized when products are shipped.  Deposits are deferred until either the product has shipped or conditions relating to the sale have been substantially performed.

Allowance for Doubtful Accounts

                We continuously monitor collections from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically not exceeded our expectations and the provisions established, there is a risk that credit losses in the future will exceed those that have occurred in the past, in which case our operating results would be adversely affected.

Inventory Valuation

                Inventories are stated at lower of cost or market determined on a first-in, first-out basis.  The costs associated with the milling process are allocated to inventory.

OVERVIEW

Since our formation in 1989, we have been engaged in extensive research and development activities that resulted in the development of the RiceX Process to stabilize rice bran.  During 1996, 1997 and 1998, we accelerated our research, including clinical trials; product development; equipment development; procurement of manufacturing facilities; development of markets and distribution methods; negotiation of strategic alliances; patent applications; raising capital; and development of corporate infrastructure, including executive recruitment activities.  We commenced commercial operations in 1996 with revenues for the year aggregating approximately $908,000 and we reported a net loss of approximately $5,024,000 for the year ended December 31, 1996.

For the first time in our history, we reported two consecutive years of profitability.  We reported net incomes for years ended December 31, 2002 and 2001 of $374,000 and $1,129,000, respectively, and generated almost $1,200,000 in cash from operations over this same two-year period.  We have shareholders’ equity of $4,318,000 and aggregated cash and cash equivalents of $1,924,000 at December 31, 2002.

The following highlights our financial data for December 31, 2002, 2001 and 2000.

Selected Financial Summary

(in thousands except share data)

Consolidated Operating Results	2002	2001	2000
Revenue	$5,383	$6,299	$3,839
Gross Margin	3,277	3,853	1,754
	61%	61%	46%
Research and development expenses	267	201	271
Selling, general and administrative expenses	2,029	1,702	1,178
Stock option and warrant expense	12	12	92
Professional and investor relations fees	589	877	1,509
Bad debt expense	24		250
Net income (loss)	$374	1,129	$(2,468)
Earnings per share	0.01	0.03	(0.07)
Weighted average number of shares outstanding	38,792,194	38,826,350	36,727,443

Consolidated Balance Sheets	2002	2001	2000
Cash and cash equivalents	$1,924	$1,603	$968
Total assets	4,907	4,660	4,539
Total liabilities and convertible debt	589	563	16
Deferred revenue, advance payments	—	221	1,341
Shareholders’ equity	$4,318	3,876	2,581
Number of shares outstanding at December 31,	38,680,724	38,829,350	38,829,350

Our management team has developed a strategic and financially sound business plan to meet our ongoing liquidity needs for the year ended December 31, 2003 and thereafter.  The operating plan includes improved gross margins from reduced costs by improved production efficiencies and product sales mix and by increased sales and expanded marketing efforts domestically and internationally.  Management also implemented spending controls, which reduced some overhead costs.  Additionally, significant alliances as well as increasing sales staff are in process to help increase sales volume.  We believe that we have positioned ourselves to become the foremost premium ingredient supplier in the food manufacturing and animal feed sectors.  For a complete understanding of these activities, this Management’s Discussion and Analysis should be read in conjunction with Part I. Item 1-Description of Business and Part II. Item 7-Financial Statements to this Annual Report on Form 10-KSB.

YEAR ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Consolidated revenues for the year ended December 31, 2002 were $5,383,000, a decrease of $916,000, or 15% on a comparative basis to year ended December 31, 2001.  We experienced an increase of $359,000, or 10%, in sales from our domestic markets, while sales from our international markets, primarily Central America, decreased $1,275,000 during year ended December 31, 2002 compared to the same period last year.

We are in the process of broadening our presence in the international markets, by building on the year 2001 successful proof-of-concept program in Guatemala, which generated nearly $2,300,000 in revenues for us for year ended December 31, 2001.  We continue to develop and expand our international market development activities in Central America.  In 2002, El Salvador’s Ministry of Education in San Salvador purchased stabilized rice bran product RiceX Solubles from us for applications in its school nutrition programs for El Salvadorian children.  The agreement, which follows the similar program of Guatemala, resulted in revenues of approximately $1,000,000 for year ended December 31, 2002.

Gross margins for year ended December 31, 2002 were $3,277,000, or 61%, compared to $3,853,000 or 61%, during the same period last year.  The consistency in percentage was the result of continued plant efficiencies, favorable product sales mix, and lower raw material costs. Gross margins on our various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. We expect that gross margins will improve as sales volumes increase.

Research and Development, or R&D, expenses increased $66,000 for year ended December 31, 2002 compared to the same period last year.  R&D expenditures increased from $201,000 for year ended December 31, 2001 to $267,000 for year ended December 31, 2002.  The change in R&D expenses is mostly due to the absence of reimbursement from a customer for R&D expenditures in process research, which occurred in the same period last year.

Selling, General and Administration, or S,G&A, expenses were $2,029,000 for year ended December 31, 2002, compared to $1,702,000 for year ended December 31, 2001, an increase of $327,000.  The increase was due mostly to expenses relating to our expanding sales and marketing functions.  This increase had been anticipated by management based upon their 2002 business development plan.

Professional fees decreased $211,000 to $497,000 for year ended December 31, 2002 from $708,000 for the prior year’s period.  The decrease is primarily due to lower legal and consulting fees.

Investor relations’ fees decreased from $169,000 for year ended December 31, 2001 to $92,000 for year ended December 31, 2002.  The decrease of $77,000 was primarily associated with expenses related to an investor relations firm in 2001.  Investor relations’ fees this period included expenses related to printing and distribution of our annual report, SEC reporting requirements and expenses related to a public relations firm.

Interest expense for period ended December 31, 2002 was zero, compared to $6,000 in the same period last year.  These expenses in 2001 are finance charges related to director and officer insurance financing.  There were no finance charges of this type in 2002.  We have been out of long-term debt since December of 1999, and have not incurred any significant interest expenses.

We had net income of $374,000 for year ended December 31, 2002, or $0.01 per share, compared to net income of $1,129,000 or $0.03 per share, a decrease of $755,000 over the same period last year.  The decrease is primarily due to decreased revenues of $916,000, off-set by decreased cost of goods sold of $339,000, lower utilization of production capacity, and reduced sales to Central America through year ended December 31, 2002.

The provision for income taxes on the statements of income consists of $33,500 and $1,600 for the years ended December 31, 2002 and 2001, respectively.  The California net operating losses have been suspended for 2002 and 2003 which results in the Company having state income tax expense in 2002.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial statement purposes.  At December 31, 2002, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits.  At December 31, 2002, net operating loss carryforwards were approximately $11,400,000 for federal tax purposes that expire at various dates from 2011 through 2020 and $9,300,000 for state tax purposes that expire in 2004 through 2012.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the internal revenue code and similar state regulations.  The annual limitation may result in expiration of net operating loss carryforwards before utilization.

YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Consolidated revenues for year ended December 31, 2001 was $6,299,000, an increase of $2,460,000, or 64%, compared to $3,839,000 for the prior year of 2000.  The increased revenues were attributed to a year-to-date increase in three RiceX Bran product categories, RiceX Stabilized Rice Bran, or SRB, Regular, RiceX Solubles and SRB Fine.  RiceX Solubles had an increase in revenues of $2,304,000, or 222%, primarily due to sales to the Christian Children’s Fund in Guatemala and an increased demand domestically.  SRB Fine increased $93,000, or 71%. SRB Regular increased $143,000, or 6%, and RiceX Fiber decreased $43,000, or 13% compared to sales through December 2000.  Royalty income was $20,000 through December 2001 compared to $18,000 for the period ended December 31, 2000.

Gross margins for year ended December 31, 2001 were $3,853,000, or 61%, compared to $1,754,000, or 46% for year ended December 31, 2000.  The improvement in gross margin dollars of $2,099,000 is attributed to product sales mix, a multi-year supplier volume/pricing contract, and increased production use of the Food Extrusion Montana, Inc. plant, thereby improving production efficiencies and reducing unabsorbed costs through December 31, 2001. Gross margins on our various RiceX Bran products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity.  We expect that gross margins will continue to improve as sales volumes increase.

R&D expenses were down for year ended December 31, 2001 compared to last year. R&D expenditures went from $271,000 for year ended December 31, 2000 to $201,000 for year ended December 31, 2001.  This $70,000 decrease was primarily due to reimbursements from a customer for process research.  Even though expenditures were down for the year ended 2001, we expect to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

S,G&A expenses were $1,702,000 for year ended December 31, 2001, compared to $1,178,000 for year ended December 31, 2000, an increase of $524,000.  The increase was primarily associated with increased sales commissions and other increased activities over the same period last year.  These increased activities were anticipated by management based upon their 2001 business development plan and the trend is expected to continue through 2002.

Stock option and warrant expense was $92,000 for year ended December 31, 2000 and $12,000 for year ended December 31, 2001.  Stock option compensation expense is a non-cash charge relating to the issuance of favorably priced stock options to employees and directors to attract and retain key personnel.  The charge represents the difference between the exercise price and the trading value on the date of the grant.  The difference is recognized over the vesting period of each grant, which generally ranges from two to three years, except for the directors’ grants, which vest over one year.

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

For year ended December 31, 2001, our net income was $1,129,000, or $0.03 per share, compared to a net loss of $2,468,000, or $0.07 per share, an improvement of $3,597,000 over the same period last year.  The improvement for the year is predominantly due to successful marketing efforts resulting in increased revenues, increased efficiencies in production, debt reduction and increased gross margins.  Combining reduced interest expenses, strong RiceX Solubles sales to the Christian Children’s Fund in Guatemala, and increased sales of RiceX Solubles domestically; we experienced an improvement in net income.

While we generated net income in 2001, we expect to utilize net operating loss carry-forwards which will reduce income tax expense to the state minimum tax of $1,600 for year ended December 31, 2001.  Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010.

LIQUIDITY AND CAPITAL RESOURCES

For twelve months ended December 31, 2002, cash balance and cash flow increased compared to the same period last year.  Our cash balance at December 31, 2002 increased $321,000 to $1,924,000, up from $1,603,000 at December 31, 2001.  Management believes our cash reserve is adequate to meet future operating requirements.

Our management team has developed a strategic and financially sound business plan to meet our ongoing liquidity needs for the year ended December 31, 2003 and thereafter.  We believe that we have positioned ourselves to become the foremost premium ingredient supplier in the food manufacturing and animal feed sectors.  Our cash position has not required cash from financing activities in order to fund operations in the three years since retiring all our debt.

In 2002, our Board approved resolutions authorizing us to repurchase up to a total of $1,000,000 of our own stock on the open market for a period of one year.  We repurchased 103,626 shares of our own stock on the open market during the year ending December 31, 2002.  In 2002, we also repurchased 45,000 shares of our own stock which was associated with an equipment purchase.  See Part II, Item 5, "Recent Sales of Unrestricted Securities."

We remain on the cutting edge in developing nations by reducing malnutrition and enhancing nutritional growth potential school-aged children.  Our first international strategic alliance was established in December, 2000 with PRODESA and the Christian Children’s Fund in Guatemala.  Under this alliance we supplied nutritionally dense ingredients throughout Guatemala over a twelve month period starting in January 2001.  As a result, our stabilized rice bran product, RiceX Solubles, has been used as a base for nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children in rural communities throughout Guatemala.  The twelve-month program in Guatemala was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential.  This proof-of-concept program in Guatemala generated nearly $2,300,000 in revenues for us for year ended December 31, 2001.  In 2002, El Salvador’s Ministry of Education in San Salvador purchased stabilized rice bran product, RiceX Solubles, for applications in its school nutrition programs for El Salvadorian children.  The agreement, which follows the similar program of Guatemala, resulted in revenues of approximately $1,000,000 for year ended December 31, 2002.

We continue to broaden our international market development activities in Central America.  We have received advisories from our Central America manufacturer’s representative, PRODESA that commitments are pending from additional Central American countries for the sale of stabilized rice bran, RiceX Solubles.  These commitments are direct purchase sales contracts financed in part through the United States government’s Public Law 416b programs, with joint participation by the host country government.  Therefore, these commitments require authorizations by the host country government.  Due to domestic and global uncertainties in government programs, we have experienced delays in finalizing purchase orders and delivery schedules for RiceX Solubles into this region.  However, management believes that product sales and shipments will continue and expand into additional Central American countries during 2003 and beyond.

We are holding substantive discussions with several government officials that may result in expansion of our Central American program into additional countries in the future.

We continue to focus our market development activities on nutritionally dense ingredients in the international market place first in Latin America and then in Asian countries. These market segments currently represent multimillion dollar potential market opportunities. We also continue to initiate strategic alliance discussions to identify and formulate potential joint venture opportunities with major domestic premium pet food and equine feed manufacturers and distributors.  Domestic markets for these segments currently represent a potential opportunity of over $250 million annually.  We hope the results of these successful alliances will have a significant financial effect on our annual revenues and profit starting within fiscal years 2003 and 2004.  There can be no assurance that we will obtain additional strategic alliances.

We also hope to partner with local governments and companies in developing nations on a joint venture basis to stabilize locally grown rice bran for local consumption and for future export.  We plan to introduce our stabilization process systems in large rice mills located in Central and South America, China, India and Southeast Asia.  We have had preliminary discussions regarding the demonstration of our system and the end products for this technology with a number of companies and governments including other countries in Central America, India, China, Argentina, Brazil, Malaysia and certain African countries.  There can be no assurance that these discussions will lead to implementation of the RiceX Process with these companies or governments.

These efforts could significantly increase demand for our products beyond our current production capacity.  While we believe we can increase our production capacity to meet sales demand, significant additional capital could be required to meet such expansion requirements.  We have sufficient cash reserves to meet all anticipated short term operating requirements.  However, the timing and amount of any long-term capital requirements cannot be predicted at this time.  There can be no assurance that any financing will be available on acceptable terms.  If such financing is not available on satisfactory terms, we may be unable to develop or expand our business, develop new products, or develop new markets at the rate desired and our operating results may be adversely affected.

Item 7.	FINANCIAL STATEMENTS

THE RICEX COMPANY

INDEPENDENT AUDITOR’S REPORT

The Board of Directors

The RiceX Company

We have audited the accompanying consolidated balance sheets of The RiceX Company and Subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The RiceX Company and Subsidiary as of December 31, 2002 and 2001, and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California February 14, 2003

THE RICEX COMPANY
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,923,710	$1,603,065
Trade accounts receivable, net of allowance for doubtful accounts, $20,000 in 2002 and 2001	1,365,475	783,374
Inventories	307,311	240,394
Deposits and other current assets	101,182	155,017
Total current assets	3,697,678	2,781,850

PROPERTY AND EQUIPMENT, net	1,116,958	1,786,276
OTHER ASSETS, net	91,986	91,986
	$4,906,622	$4,660,112

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$588,970	$562,497
Deferred revenue	—	221,234
Total current liabilities	588,970	783,731

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 shares authorized, 38,680,724 and 38,829,350 shares issued and outstanding in 2002 and 2001, respectively	38,681	38,829
Additional paid-in capital	29,315,287	29,363,588
Accumulated deficit	(24,978,898)	(25,352,998)
Deferred expenses relating to equity issuance	(57,418)	(173,038)
Total shareholders’ equity	4,317,652	3,876,381
	$4,906,622	$4,660,112

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2002	2001
REVENUES
Sales	$5,380,752	$6,278,523
Royalties	2,255	20,045
	5,383,007	6,298,568
COST OF SALES	2,106,081	2,445,119
	3,276,926	3,853,449
RESEARCH AND DEVELOPMENT EXPENSES	266,498	200,651
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,029,612	1,702,021
STOCK OPTION AND WARRANT EXPENSE	12,000	12,000
INVESTOR RELATIONS	92,257	169,189
PROFESSIONAL FEES	497,151	707,964
Income from operations	379,408	1,061,624
OTHER INCOME (EXPENSE)
Interest and other income	28,192	75,060
Interest and other expense	—	(6,437)
Income before income taxes	407,600	1,130,247
INCOME TAX EXPENSE	33,500	1,600
Net income	$374,100	$1,128,647
BASIC AND DILUTED EARNINGS PER SHARE net income per share	$.01	$.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	38,680,724	38,829,350

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deferred Expenses Related to Equity Issuance	Total Share- holders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2000	38,829,350	$38,829	$29,351,588	$(26,481,645)	$(327,720)	$2,581,052
Amortization of warrants issued to former employees	—	—	12,000	—	—	12,000
Amortization of warrants issued for consulting fees	—	—	—	—	76,557	76,557
Amortization of prepaid processing fees	—	—	—	—	78,125	78,125
Net income for the year	—	—	—	1,128,647	—	1,128,647
Balance, December 31, 2001	38,829,350	38,829	29,363,588	(25,352,998)	(173,038)	3,876,381
Stock repurchase	(148,626)	(148)	(60,301)	—	—	(60,449)
Amortization of warrants issued to former employees	—	—	12,000	—	—	12,000
Amortization of warrants issued for consulting fees	—	—	—	—	76,556	76,556
Amortization of prepaid processing fees	—	—	—	—	39,064	39,064
Net income for the year	—	—	—	374,100	—	374,100
Balance, December 31, 2002	38,680,724	$38,681	$29,315,287	$(24,978,898)	$(57,418)	$4,317,652

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$374,100	$1,128,647
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	703,720	816,850
Amortization of shares and warrants issued for services, prepaid interest, and debt issuance cost	127,620	166,685
Deferred revenue received	—	1,240,800
Recognition of deferred revenue	(221,234)	(2,360,369)
Net changes in operating assets and liabilities
Trade accounts receivable	(582,101)	(141,694)
Inventories	(66,917)	72,440
Deposits and other current assets	53,835	(109,165)
Accounts payable and accrued liabilities	26,473	(54,627)
Net cash from operating activities	415,496	759,567
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, and other assets	(34,402)	(137,766)
Proceeds from sale of equipment	—	13,521
Net cash from investing activities	(34,402)	(124,245)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(60,449)	—
Net cash from financing activities	(60,449)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	320,645	635,322
CASH AND CASH EQUIVALENTS, beginning of year	1,603,065	967,743
CASH AND CASH EQUIVALENTS, end of year	$1,923,710	$1,603,065

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Significant Accounting Policies

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

The Company is an agribusiness food technology company, which has developed a proprietary process to stabilize rice bran.  RiceX is headquartered in El Dorado Hills, California and has stabilization equipment located at a rice mill in Northern California.  The Company purchases raw rice bran from the mill and mill employees, under Company supervision, operate the Company’s equipment to stabilize rice bran.  The Company pays a processing fee to the mill for this service.  Under an agreement with the mill, the mill may use the Company’s equipment to stabilize rice bran for its customers in exchange for the payment of a royalty fee to the Company.  The Company intends to enter into additional relationships with rice processors as part of its overall business strategy.

FoodEx Montana is engaged in the business of custom manufacturing grain-based products for food ingredient companies at its production facility in Dillon, Montana.  The facility has specialized processing equipment and techniques for the treatment of grain products to cook, enzyme treat, convert, isolate, dry and package finished food ingredients.  The soluble form of the Company’s rice bran products is produced at the Montana facility.

The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies.  Congress enacted the Dietary Supplement Health Education Act of 1994 (“DSHEA”), which limits the FDA’s jurisdiction in regulating dietary supplements.  The FDA has proposed regulations with the purpose of implementing DSHEA and proposals have been made to modify or change the provisions of DSHEA.  The effect that those regulations or proposed changes will have on the operations of the Company cannot currently be determined.

A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements follows:

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentration of credit risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable for sales to major customers.  The Company performs credit evaluations on its customers financial condition and generally does not require collateral on accounts receivable.  The Company maintains an allowance for doubtful accounts on its receivables based upon expected collectibility of all accounts receivable.  Uncollected accounts have not been significant.

In 2002, three major customers each accounted for 28%, 21%, and 17% of sales, respectively. Accounts receivable includes amounts due from two customers comprising of 68% and 10% of the total outstanding. Approximately 17% of total sales are the result of exports to El Salvador.

In 2001, three major customers each accounted for 36%, 30% and 11% of sales, respectively. Accounts receivable includes amounts due from two customers comprising of 54% and 17% of the total outstanding. Approximately 36% of total sales are the result of exports to Guatemala.

Cash and cash equivalents – Cash equivalents consist of highly liquid investments with an original or remaining maturity at the time of purchase of three months or less.

Inventories – Inventories are stated at the lower of cost or market determined on a first-in, first-out basis.  The costs associated with the milling process are allocated to inventory.

Property and equipment – Property and equipment are stated at cost.  Depreciation or amortization is computed on the straight-line method over the shorter of the estimated life of the asset or the lease term, generally ranging from three to ten years.  Upon sales or retirement, the related cost and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is included in results of operations.  The cost of additions, improvements, and interest on construction are capitalized, while maintenance and repairs are charged to operations when incurred.

The estimated lives used in determining depreciation and amortization are:

Buildings	10 years
Equipment	5 - 7 years
Leasehold improvements	7 years
Furniture and fixtures	5 - 7 years

Deferred expenses related to equity issuance – Costs incurred in connection with equity issuances are deferred and amortized over the terms of the related service.

Revenue recognition – Revenues from product sales are recognized as products are shipped.  Deposits are deferred until either the product has shipped or conditions relating to the sale have been substantially performed.

Research and development – Research and development costs are expensed when incurred.

Stock options – At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 5. The Company accounts for this plan under the recognition and measurement principles of APB Opinions No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2001
Net income, as reported	$374,100	$1,128,647
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(36,688)	(489,015)
Pro forma net income	$337,412	$639,632
Earnings per share:
Basic and diluted net income per share – as reported	$.01	$.03
Basic and diluted net income per share – pro forma	$.01	$.02
Weighted average fair value of options granted to employees during the year	$.21	$.26

Net income per share –  Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants.

Income taxes – Deferred income tax assets and liabilities result from the future tax consequences associated with temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not, that all, or some portion, of such deferred tax assets will not be realized.

Accounting for long-lived assets – Long-lived assets are recorded at the lower of amortized cost or fair value.  As part of an ongoing review of the valuation of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest they may be impaired.  If this review indicates that the carrying value of these assets may not be recoverable, as determined by a non-discounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value.  There has been no impairment recognized in these consolidated financial statements.

Reclassifications – Certain reclassifications have been made to the 2001 financial information to conform to the 2002 presentation.

New Accounting Pronouncements – During the year 2002 the Financial Accounting Standard Board issued the following accounting standards.

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.  This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As of December 31, 2002, the Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.

Note 2 – Property and Equipment

Property and equipment consists of the following:

	DECEMBER 31,
	2002	2001
Land and buildings	$380,154	$377,510
Equipment	4,455,799	4,423,196
Leasehold improvements	381,642	381,642
Furniture and fixtures	218,071	218,071
Construction in progress	10,717	10,717
	5,446,383	5,411,136

Less accumulated depreciation and amortization	(4,531,325)	(3,826,760)
	915,058	1,584,376
Equipment not placed in service	201,900	201,900
	$1,116,958	$1,786,276

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	DECEMBER 31,
	2002	2001
Trade accounts payable	$257,633	$204,062
Other accrued liabilities	320,076	223,435
Customer deposits	11,261	135,000
	$588,970	$562,497

Note 4 – Commitments and Contingencies

                The Company leases office, laboratory and warehouse space and vehicles under operating leases which expire in 2006. Beginning in October 2001, the Company has the unilateral right to terminate the facilities’ operating leases with six months written notice.  Rent expense under operating leases was $60,189 and $64,353 for the years ended December 31, 2002 and 2001, respectively.

                The following is a schedule of future minimum lease payments required under the above leases:

Fiscal year ending each December

2003	$123,505
2004	124,277
2005	126,592
2006	94,944
Total	$469,318

The Company is involved in litigation arising during the normal course of business. Management believes the results of any unfavorable outcomes would not be material to the Company’s financial position.

Note 5 – Shareholders’ Equity

A.            Common and preferred stock

In conjunction with RiceX’s re-incorporation in Delaware, the Company increased its authorized number of common shares from 50,000,000 shares to 100,000,000 shares and authorized 10,000,000 shares of preferred stock which may be issued from time to time, in one or more series, and authorized its Board of Directors to establish the rights, preferences and privileges of each such series, when issued.  At December 31, 2002, an aggregate of 25,179,923 shares of the Company’s common stock was reserved for future issuance upon the conversion of debt and the exercise of stock options and warrants.

B.            Stock issued for services and other

In July 1999, the Company issued 250,000 shares of common stock to a vendor in lieu of cash to guarantee direct supplies for three years, “prepaid processing fee.”  The value of the common stock was $234,000 and is recorded as a contra account to shareholders’ equity and was amortized to cost of goods sold over the three year period.  During 2002 and 2001, the Company amortized $39,064 and $78,125, respectively.

C.            Conversion of debt to equity

In September 2000, the Company converted a $2,500,000 note into 3,571,429 shares of common stock and issued warrants to purchase 3,571,429 shares of common stock.  In connection with this conversion, the Company also granted additional warrants to purchase up to 4,464,285 shares of stock at $0.70 per share.  These additional warrants are restricted from sale or transfer until such time the Company’s revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

D.            Private placement

During 2000, the Company issued 182,137 shares of common stock and warrants to purchase shares of common stock in conjunction with a $6 million dollar private placement for cash proceeds of $116,400.  These warrants, which expire three years from issue date, have an exercise price for the first year of $1.00 per share, for the second year of $1.25 per share and for the third year of $1.50 per share.  At December 31, 2002, all warrants issued in conjunction with this private placement were outstanding.

E.             Repurchase of common stock

In 2002, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of $1,000,000 of its own stock on the open market for a period of one year.  The Company repurchased 103,626 shares of its own stock on the open market during the year ending December 31, 2002.

In May 2000, the Company issued 100,000 shares of common stock to acquire equipment from one of its suppliers.  The value of the common stock was $68,750 and is recorded in shareholders' equity.  During 2002, this supplier sold 55,000 shares in the open market and the Company purchased the remaining 45,000 shares at a cost of $33,767.

F.             Warrants and non-qualified stock options issued

At December 31, 2002, warrants and non-qualified stock options outstanding were as follows:

Shares issuable under warrants and non-qualified options	Number of Shares	Exercise Price Per Share	Exercise Period
Balance, January 1, 2001	21,749,369	$0.70 - $2.00	1 - 5 years
Canceled during the year	(250,000)	$1.00	2 years
Balance, December 31, 2001	21,499,369	$0.70 - $2.00	1 - 5 years
Expired during the year	(3,168,446)	$0.75 - $2.00	3 - 5 years
Balance, December 31, 2002	18,330,923	$0.70 - $1.65	1 - 5 years

The balance outstanding at December 31, 2002 and 2001 includes incentive warrants to purchase 7,714,287 shares which are restricted from sale and, or transfer, until such time when certain sales targets are achieved.

G.            Stock option plan

The Company has 10,000,000 shares of common stock reserved for grant to its officers, director and key employees under its stock option plan.  At December 31, 2002, options to purchase 6,849,000 shares of common stock had been granted under the Plan and 3,151,000 shares were available for future grants. Stock option information is as follows:

	Number of Shares	Weighted- Average Exercise Price
Shares under option at January 1, 2001	4,922,000	$.78
Granted	950,000.38
Forfeited	(203,000)	.40
Shares under option at December 31, 2002	5,669,000	$.73
Granted	1,180,000.34
Shares under option at December 31, 2002	6,849,000	$.66
Options exercisable at December 31, 2002	6,322,000	$.69

Weighted average remaining contractual life of options outstanding at December 31, 2002 is 8 years.

As required by SFAS No. 123, the Company has valued stock option and warrants granted to employees and made the required pro forma calculations under the fair value method using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001: risk-free interest rate range of 2.14% to 3.44% in 2002 and 3.44% to 4.44% in 2001; expected option lives of three years in 2002 and 2001; expected volatility of 100% in 2002 and 107% to 115% in 2001; and no expected dividends, in either year.

Note 6 – Employee Benefit Plan

The Company has a 401(k) plan, The RiceX Company 401(k) Plan & Trust, which requires an employee to have completed one year of service and attained the age of 21 to participate in the plan.  Additionally, the Company may, at its discretion, make additional employer contributions.  In order to be eligible to receive an allocation of the discretionary contributions, the employee must work 1000 hours in and be employed on the last day of the plan year.  Employees are immediately vested in company contributions.  The Company contributes 3% of each employee’s salary annually to the plan regardless of employee participation.  Plan contributions amounted to $41,000 and $35,000 in 2002 and 2001, respectively.

Note 7 – Related Party Transactions

During 2000, the Company entered into an exclusive distribution agreement (the “Original Agreement”) with NutraStar Incorporated, a Nevada corporation (“NutraStar”) to develop products and market them into the nutraceutical and value added functional foods markets for human nutrition.  Under this arrangement, the Company recognized sales to NutraStar of $443,793 and $72,000 during 2002 and 2001, respectively.

In early 2001 the Company suspended NutraStar’s exclusivity arrangement and began making direct sales to the customer base which was previously acquired by NutraStar under the Original Agreement. The Company continued NutraStar’s pricing which was higher than what RiceX had previously charged these customers.  The price differential of approximately $156,000 was recognized as commission expense by the Company and is recorded as selling expense in its 2001 Statement of Income. After paying NutraStar $56,000, the Company applied the remaining $100,000 price differential to the receivable balance from NutraStar.  The net effect of these transactions resulted in a remaining balance of $130,000 due from NutraStar which was subsequently exchanged for shares of NutraStar California’s Series A preferred stock as discussed below. The Original Agreement between RiceX and NutraStar subsequently was canceled in 2001 because of issues related to payment for outstanding goods shipped by the Company.

In late 2001, NutraStar entered into a plan and agreement of exchange (the ”Reorganization”) dated November 9, 2001 with Alliance Consumer International, Inc. (“Alliance”).  Pursuant to the Reorganization, NutraStar became a wholly owned subsidiary of Alliance, and Alliance thereafter changed its name to NutraStar Incorporated, a California corporation (“NutraStar California”).  In addition, several creditors of NutraStar, including the Company, agreed to cancel certain indebtedness owed by NutraStar in exchange for shares of NutraStar California’s Series A preferred stock.  Pursuant to this arrangement, during December 2001 the Company agreed to cancel $190,000 of NutraStar’s indebtedness in exchange for 190,000 shares of NutraStar California’s Series A preferred stock.  Concurrent with the Reorganization, the Company and NutraStar entered into a new five-year exclusive distribution agreement (the “Exclusive Distribution Agreement”) whereby the Company granted NutraStar an exclusive license to sell certain RiceX brand products for distribution into the nutraceutical market.  The Exclusive Distribution Agreement covers the United States and all of its territories and any additional countries or regions of the countries that RiceX and NutraStar mutually agree upon in writing.  NutraStar has agreed to meet certain escalating minimum purchase requirements throughout the term of the contract.  NutraStar has paid a $135,000 security deposit, which is recorded in other liabilities.  A prepayment deposit of fifty percent is required for each purchase order for the first six months of the agreement and decreases to zero as long as there are no defaults during the first twelve months. The agreement also provides for the option to extend for two additional periods of five years each.  In exchange for the exclusive license in the nutraceutical market, the Company will receive license fees. In July 2002, RiceX terminated the Exclusive Distribution with NutraStar for its failure to meet certain performance requirements as specified in the Exclusive Distribution Agreement. Patricia McPeak, who resigned as president of the Company on March 31, 2000 retained her seat on the Company’s Board of Directors until June 29, 2001 at which time her term expired. Ms. McPeak is an officer and director of NutraStar and also became an officer and director of NutraStar California. She is the spouse of Daniel McPeak, Sr., Chairman of the Board and Chief Executive Officer of the Company.

In September 2000, the Company finalized an agreement with a venture capital firm to convert a $2,500,000 note to equity (see Note 5).  In connection with this transaction, the Company issued common stock and warrants to two principle parties, one of which is GBV Intermark Fund, LLC.  The manager of this fund was appointed to the Company’s Board of Directors in October 2000. The shares of RiceX common stock and warrants issued to GBV Intermark Fund, LLC were acquired by Intermark Group Holdings, LLC on April 4, 2002 in a private transaction

During 2001, the Company paid to an investor relations firm, who is a shareholder, approximately $80,000 for investor relations services.

Note 8 – Income Taxes

The provision for income taxes on the statements of income consists of $33,500 and $1,600 for the years ended December 31, 2002 and 2001, respectively.  The California net operating losses have been suspended for 2002 and 2003 which results in the Company having state income tax expense in 2002.

Deferred tax assets (liabilities) are comprised of the following:

	DECEMBER 31,
	2002	2001
Net operating loss carryforward	$4,151,000	$4,264,000
Options and warrants	51,000	—
Accrued reserves	125,000	118,000
Research costs	821,000	872,000
Accumulated depreciation	(291,000)	(254,000)
Other	15,000	16,000
	4,872,000	5,016,000
Less valuation allowance	(4,872,000)	(5,016,000)
	$—	$—

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial statement purposes.  At December 31, 2002, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits.  At December 31, 2002, net operating loss carryforwards were approximately $11,400,000 for federal tax purposes that expire at various dates from 2011 through 2020 and $9,300,000 for state tax purposes that expire in 2004 through 2012.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the internal revenue code and similar state regulations.  The annual limitation may result in expiration of net operating loss carryforwards before utilization.

Note 9 – Supplemental Cash Flow Information and Non cash Financing Activities

	YEARS ENDED DECEMBER 31,
	2002	2001
Supplemental cash flow information:
Cash paid for income taxes	$1,600	$1,600
Cash paid for interest expense	$—	$6,400

Non cash investing and financing activities:
Amortization/issuance of common stock and warrants for services	$127,620	$166,685

Note 10 – Earnings per Share

The Company computes earnings per share (EPS) in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires the presentation of basic EPS, which does not consider the effect of common stock equivalents, and diluted EPS, which considers all dilutive common stock equivalents.

	Years Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net Income	$374,100	38,680,724	$.01

Effect of Dilutive Securities
Stock options		38,017

Diluted EPS
Net income plus assumed conversions	$374,100	38,718,741	$.01

Options and warrants to purchase 24,979,923 shares of common stock at a range of $0.30 – $1.81 a share were outstanding during 2002.  They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during the year.

	Years Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income	$1,128,647	38,829,350	$.03

Effect of Dilutive Securities
Stock options		37,975

Diluted EPS
Net income plus assumed conversions	$1,128,647	38,867,325	$.03

Options and warrants to purchase 19,454,082 shares of common stock at a range of $0.38 – $2.00 a share were outstanding during 2001.  They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during the year.

Note 11 – Fair Value of Financial Instruments

The fair value of the Company’s financial instruments approximated carrying value at December 31, 2002 and 2001.  The Company’s financial instruments include cash and accounts receivable for which the carrying amount approximates fair value due to the short maturity of the instruments.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

NAME	AGE	POSITION
Daniel L. McPeak, Sr.	68	Class III Director, CEO, and Chairman of the Board
Kirit S. Kamdar(1)(2)	60	Class I Director
Steven W. Saunders(1)(2)	47	Class I Director
Kenneth L. Miller(1)(2)	58	Class II Director
Todd C. Crow	54	Class III Director, Vice President Finance & CFO
Ike E. Lynch	57	Vice President of Operations
Daniel L. McPeak, Jr.	43	Vice President and General Manger

(1)     Member of the Compensation Committee

(2)     Member of the Audit Committee

DIRECTORS AND EXECUTIVE OFFICERS

DANIEL L. MCPEAK.  Mr. McPeak co-founded our company in February 1989 and has served as Chairman of our Board since our formation.  In November 1998, Mr. McPeak was re-appointed to act as our Chief Executive Officer, or CEO.  Mr. McPeak previously served as our CEO from May 1989 to April 1997.  Mr. McPeak will serve as a Class III Director until the election of Directors in 2004. Mr. McPeak is the father of Daniel L. McPeak, Jr.

KIRIT S. KAMDAR.  Mr. Kamdar has served as a Class I Director of our company since August 1998.  He will serve as a Class I Director until the next election of Class I Directors in 2005.  From January 1990 to September 1992, Mr. Kamdar also served as a director on our Board, and from January 1990 to April 1994 as our Executive Vice President.  Since July 1974, Mr. Kamdar has been Chairman of the Board and Chief Executive Officer of Kamflex Corporation, a manufacturing corporation.

STEVEN W. SAUNDERS.  Mr. Saunders has served as a Class I Director of our company since August 1998.  He will serve as a Class I Director until the next election of Class I Directors in 2005.  Mr. Saunders has been President of Saunders Construction, Inc., a commercial construction firm, since February 7, 1991, and President of Warwick Corporation, a business-consulting firm.

KENNETH L. MILLER.  Mr. Miller has served as a Class II Director of our company since October 2000.  He will serve as a Class II Director until the next election of Class II Directors in 2003.  Mr. Miller co-founded Granite Bay Ventures, LLC, a venture capital firm, and has served as Senior Partner from January 1999 to present.  From March 1995 to present, Mr. Miller has served as a self-employed consultant focusing on marketing and strategic planning.  From November 1999 to the present, Mr. Miller has served as a Director of Polymer Bioscience, Inc., a medical device company.  From November 1998 to the present, Mr. Miller has served as a Director of Digital Doc, Inc., a dental technology company.  From 1991 to 1996, Mr. Miller served as Senior Vice President of Field Operations for LeFebure Corporation, a bank equipment manufacturing company.  From 1979 to 1991, Mr. Miller held various positions, including Director of Marketing and Vice President, General Manager of the Mosler Division of American Standard, Inc., an electronics systems firm.  From 1971 to 1979, Mr. Miller held various senior financial and management positions in the moving and storage industry.

TODD C. CROW.  Mr. Crow has served as a Class III Director of our company since June 2001.  He will serve as a Class III Director until the next election of Class III Directors in 2004.  Mr. Crow joined us in May 1996 and has been our Vice President of Finance and Chief Financial Officer since November 1998, and our Secretary since January 1999.  From September 1997 to November 1998, Mr. Crow was our Controller.  From May 1996 to September 1997, he was our Chief Financial Officer.  Mr. Crow also served as a director of our company from June 1996 to January 1997.  From 1989 until joining us, Mr. Crow held senior financial positions with the Morning Star Group, an agri-business holding company, and Harter, Inc., a food-processing manufacturer.

IKE E. LYNCH.  Mr. Lynch currently serves as Vice President of Operations and International Business Development for our company, and President and Chief Operating Officer of Food Extrusion Montana, Inc.  He has held these positions since January 1997.  From 1966 through 1982, Mr. Lynch was employed by the H. J. Heinz Company in various Management roles, culminating with the President and CEO position of the Hubinger Company, a subsidiary of Heinz.  In 1982 Mr. Lynch left Heinz to become President and CEO of Dawn Enterprises a LLC, specializing in Ethanol production and marketing.  Mr. Lynch left Dawn Enterprises in 1989 to form Centennial Foods, Incorporated, where he served as President and Chief Executive Officer until our the acquisition of Centennial Foods in 1997.

DANIEL L. MCPEAK, JR.  Mr. McPeak joined our company in July 1996, and has been our Vice President and General Manager since November 1998.  From July 1996 to July 1997, he served as Director of Sales and Marketing, then moved to the position of Business Manager until November 1998.  From 1994 until joining us, Mr. McPeak served as Vice President of Marketing for Fort Knox, Inc., a security products manufacturer.  Daniel L. McPeak, Jr. is the son of Daniel L. McPeak, Sr.

BOARD OF DIRECTORS

Our Board is classified into three classes, designated Class I, Class II and Class III.  The term of office of the initial Class I Directors expires at the first regularly scheduled meeting of the stockholders following the effective date of our Certificate of Incorporation (August 4, 1998).  The term of office of the initial Class II Directors expires at the second annual meeting of the stockholders following the effective date of our Certificate of Incorporation.  And, the term of office of the initial Class III Directors expires at the third annual meeting of the stockholders following the effective date of our Certificate of Incorporation.  The classification of our Board has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the members of our Board.

BOARD COMMITTEES

Our Board has established an Audit Committee and a Compensation Committee.

Our Audit Committee, consisting of Kirit Kamdar, Steven Saunders and Kenneth Miller, facilitates and maintains open communications among our Board, our Audit Committee, senior management and our independent auditors.  Our Audit Committee also serves as an independent and objective party to monitor our financial reporting process and internal control system.  In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. The Audit Committee held one meeting in fiscal year 2002 and all members participated.

Our Compensation Committee, consisting of Kirit Kamdar, Steven Saunders and Kenneth Miller, establishes salary, incentive and other forms of compensation for our CEO, and administers our 1997 Stock Option Plan.  Our Compensation Committee meets periodically with management and our independent auditors. The Compensation Committee held two meetings in fiscal year 2002 and all members participated.

SECTION 16(a) COMPLIANCE

Based upon a review of our records, we are not aware of any of our officers or directors that failed to timely file one or more reports disclosing beneficial ownership of our securities as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2002.

Item 10.                 EXECUTIVE COMPENSATION

The following table sets forth the total compensation for our CEO and each of our current executive officers whose total salaries and bonuses for fiscal 2001 and 2002 exceeded $100,000 or would have exceeded $100,000 on an annualized basis.  We refer to collectively to these executives as the “Named Executive Officers”.

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long Term Compensation
Name & Principal Position	Year	Salary	Other Annual Compensation		Awards Securities Underlying Options/SARs (#)	All Other Compensation
Daniel L. McPeak, Sr. (1)	2002	$269,000	—	(2)	175,000
Chairman of the Board	2001	$250,000	—	(2)	200,000
Chief Executive Officer	2000	$233,000	—	(2)	2,000,000

Ike E. Lynch	2002	$149,000	—	(2)	125,000
VP Operations and Chief	2001	$135,000	—	(2)	—
Operating Office of Food	2000	$132,000	—	(2)	—
Extrusion Montana

Todd C. Crow (3)	2002	$149,000	—	(2)	175,000
Chief Financial Officer	2001	$135,000	—	(2)	150,000
	2000	$132,000	—	(2)	—

Daniel L. McPeak, Jr. (4)	2002	$149,000	—	(2)	125,000
Executive VP,	2001	$135,000	—	(2)	—
General Manager	2000	$132,000	—	(2)	—

(1)                Mr. McPeak was CEO from May 1989 to April 1997 and from November 1998 to present.

(2)                Other Annual Compensation is less than 10% of Salary.

(3)                Mr. Crow was Chief Financial Officer from May 1996 to September 1997 and from November 1998 to present.

(4)                Mr. McPeak, Jr. was Vice President of Sales and Marketing from July 1996 to October 1997 and from November 1998 to present Executive Vice President, General Manager.

OPTION ACTIVITY IN 2001 TO EXECUTIVES

The following table sets forth for each of the Named Executive Officers certain information concerning stock options activity granted during 2002.

Name	Number of Securities Underlying Options/SARs Granted (#)		Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Market Price ($/Sh)	Expiration Date
Daniel McPeak, Sr.	175,000	(1)	15%	$0.36	$0.36	1/02/12
Ike E. Lynch	125,000	(1)	11%	$0.36	$0.36	1/02/12
Todd C. Crow	125,000	(1)	11%	$0.36	$0.36	1/02/12
Todd C. Crow	50,000	(2)	5%	$0.30	$0.30	1/29/12
Daniel McPeak, Jr.	125,000	(1)	11%	$0.36	$0.36	1/02/12

(1)               Options were granted on January 2, 2002, one third of the option shares were fully vested on grant date and immediately exercisable at $0.36 per share.  One third of the option shares vest and become exercisable on the first anniversary of the award date and exercisable at $0.36 per share.  One third of the option shares vest and become exercisable on the second anniversary of the award date and exercisable at $0.36 per share.  Market price of underlying securities on the date of grant was $0.36 per share.

(2)               Options were granted on January 29, 2002 the option shares vest and become exercisable on a pro-rated basis over a twelve-month period beginning on the award date.  Option shares will be one hundred percent vested on the first anniversary of the award date.  Vested option shares are exercisable at $0.30 per share.  Market price of underlying securities on the date of grant was $0.30 per share.

STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

The table below reflects the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2002 for the Named Executive Officers.  Values

for “in-the-money” options represent the position spread between the exercise price of existing options and the market value for our common stock on December 31, 2002.

	Shares Acquired on Exercised (#)	Value Realized	Number of Unexercised Options		Value of Unexercised In-the-Money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable
None

DIRECTOR COMPENSATION

On July 9, 1997, our Board adopted a non-employee director compensation plan pursuant to which non-employee directors are compensated.  Under the terms of the plan, non-employee directors receive a $15,000 annual retainer, which is paid in annual installments for participation at up to six meetings of our Board.  Non-employee directors also receive an immediately exercisable, nonqualified stock option to purchase 50,000 shares of our common stock, which is granted upon appointment to our Board.  In addition, non-employee directors also receive an immediately exercisable, nonqualified stock option to purchase 15,000 shares of our common stock to be granted on the day of each annual stockholders’ meeting during the non-employee director’s service on our Board.  The options are to be granted as free-standing options and not under the 1997 Stock Option Plan.  The exercise price will be the fair market value of a share of our common stock on the date of grant.  Directors are also reimbursed for reasonable expenses incurred in attending meetings of our Board and Board committees.

Effective February 22, 2001, the options program was reinstated and amended.  The amendments include issuing options to purchase 50,000 shares of our common stock to each Board member on the anniversary of their appointment as a Board member.  These options are to be granted under the 1997 Stock Option Plan.  The options will be fully vested at the end of one year, or to the anniversary date.  Should a member leave prior to 100 percent vesting, the options shares will be prorated to the vested period.

On April 27, 1999, our Board voted to temporarily suspend the grant of options and the payment of the annual retainer to members of our Board.  The annual retainer remains suspended.

EMPLOYMENT AGREEMENTS

MCPEAK, SR. EMPLOYMENT AGREEMENT.  We entered into an Employment Agreement with Daniel L. McPeak, Sr. in April 2000, pursuant to which Mr. McPeak agreed to serve as Chairman of our Board, and as our CEO.  The employment agreement provides that Mr. McPeak will receive an annual base salary of $250,000.  The agreement terminates on March 31, 2003, unless Mr. McPeak’s employment is terminated earlier.  Thereafter, for a five-year period commencing April 1, 2003 and ending on March 31, 2008, the employment agreement will convert to a consulting agreement.  During the consulting period, we will pay Mr. McPeak a consulting fee of $125,000 per year.  If during the consulting period, our annual sales revenues reach or exceed $12,000,000, the consulting fee will be increased to $175,000 per year.  The term will be automatically extended for additional one-year periods unless either party delivers notice of election not to extend the term at least 60 days prior to the end of the then current term.  Mr. McPeak’s employment may be terminated prior to the expiration of the term, in the event of

Mr. McPeak’s death or termination by us for “Cause” (as defined in the employment agreement).  In addition, the agreement may be terminated if we terminate Mr. McPeak without cause.  If Mr. McPeak is terminated without cause, he is entitled to the base salary in effect at such time for the remainder of the term of the agreement.  Within six months of first receiving notice of a “Change in Control” (as defined in the employment agreement), Mr. McPeak may elect to retire from service and render, on a non-exclusive basis, only such consulting and advisory services to us as he may reasonably accept.  In such an event, he is also entitled to continue receiving his benefits and salary until the latter of six months after the date of such election, subsequent full-time employment with another enterprise, or the expiration of the term of the agreement.

LYNCH EMPLOYMENT AGREEMENT.  In May 1999, we entered into an employment agreement with Ike E. Lynch, pursuant to which Mr. Lynch agreed to serve as our Vice President of Operations and the Chief Operating Officer of our subsidiary, Food Extrusion Montana.  The employment agreement provides that Mr. Lynch will receive an annual base salary of $125,000 increased to $135,000 on May 1, 2000, and will be reviewed annually.   The employment agreement terminates on May 1, 2004, unless it is terminated earlier.  The term will be automatically extended for an additional five-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term.  Mr. Lynch’s employment may be terminated prior to the expiration of the agreement by the mutual written agreement of the parties or in the event of Mr. Lynch’s disability.  For the purposes of the employment agreement, “disability” means Mr. Lynch’s inability, due to physical or mental impairment, to perform his duties and obligations, despite reasonable accommodation by us, for a period exceeding three months.  Mr. Lynch’s employment may also terminated in the event of his death, notice by us of termination for cause (as defined in the agreement), or written notice by us of termination without cause, upon fourteen (14) days notice.  Mr. Lynch is entitled to compensation for early termination.  If Mr. Lynch is terminated without cause, we will pay to Mr. Lynch, as liquidated damages and in lieu of any and all other claims which Mr. Lynch may have against us, the amount equal to Mr. Lynch’s monthly base salary multiplied by the number of months remaining in the term of this agreement, or a payment amount equal to two years of Mr. Lynch’s base salary, whichever is greater.

CROW EMPLOYMENT AGREEMENT.  In May 1999, we entered into an employment agreement with Todd C. Crow, pursuant to which Mr. Crow agreed to serve as our Chief Financial Officer.  Mr. Crow’s employment agreement provides that he will receive an annual base salary of $125,000 increased to $135,000 on May 1, 2000, and will be reviewed annually.  The agreement terminates on May 1, 2004, unless it is terminated earlier.  The term will be automatically extended for an additional five-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. Crow’s employment may be terminated prior to the expiration of the agreement by the mutual written agreement of the parties or in the event of Mr. Crow’s disability.  For the purposes of the employment agreement, “disability” means Mr. Crow’s inability, due to physical or mental impairment, to perform his duties and obligations, despite reasonable accommodation by us, for a period exceeding three months.  Mr. Crow’s employment may also be terminated in the event of his death, notice by us of termination for cause (as defined in the agreement), or written notice by us of termination without cause, upon fourteen (14) days notice.  Mr. Crow is entitled to compensation for early termination.  If Mr. Crow is terminated without cause, we will pay to him, as liquidated damages and in lieu of any and all other claims which Mr. Crow may have against us, the amount equal to Mr. Crow’s monthly base salary multiplied by the number of months remaining in the term of this agreement, or a payment amount equal to two years of Mr. Crow’s base salary, whichever is greater.

MCPEAK, JR. EMPLOYMENT AGREEMENT.  In May 1999, we entered into employment agreement with Daniel L. McPeak, Jr., pursuant to which Mr. McPeak agreed to serve as our Executive Vice President and General Manager.  The McPeak, Jr. employment agreement provides that Mr. McPeak will receive an annual base salary of $125,000 increased to $135,000 on May 1, 2000, and will be reviewed annually.  The McPeak, Jr. employment agreement terminates on May 1, 2004, unless it is terminated earlier.  The term will be automatically extended for an additional five-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. McPeak’s employment may be terminated prior to the expiration of the agreement by the mutual written agreement of the parties or Mr. McPeak’s disability.  For the purposes of the employment agreement, “disability” means Mr. McPeak’s inability, due to physical or mental impairment, to perform his duties and obligations, despite reasonable accommodation by us, for a period exceeding three months.  Mr. McPeak’s employment may also be terminated in the event of his death, notice by us of termination for cause (as defined in the agreement), or written notice by us of termination without, cause upon fourteen (14) days notice.  Mr. McPeak is entitled to compensation for early termination.  If Mr. McPeak is terminated without cause, we will pay to him, as liquidated damages and in lieu of any and all other claims which Mr. McPeak may have against us, the amount equal to Mr. McPeak’s monthly base salary multiplied by the number of months remaining in the term of this agreement, or a payment amount equal to two years of Mr. McPeak’s base salary, whichever is greater.

1997 STOCK OPTION PLAN

Our Board adopted the 1997 Stock Option Plan, or the 1997 Plan, in November 1997 and the stockholders approved the 1997 Plan in May 1998.  At our meeting of the stockholders held on June 29, 2001, the stockholders approved increasing authorized shares of common stock to be issued under the 1997 Plan from 5,000,000 to 10,000,000, increasing the number of reserved shares of common stock from 5,000,000 shares to 10,000,000 shares.  As of December 31, 2002, a total of 3,151,000 shares are available for future grants.  The 1997 Plan provides for the grant of “incentive stock options” as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or the Code, to our employees.  The 1997 Plan also provides for the grant of options that are not intended to qualify as incentive stock options under Section 422A of the Code to our employees, non-employee directors and consultants.  The exercise price of any incentive stock option granted under the 1997 Plan may not be less than 100% of the fair market value of our common stock on the date of grant and of any nonqualified stock option 85% of fair market value and 110% of fair market value in the case of a participant owning stock possessing more than 10% of the voting rights of our company’s outstanding capital stock.  Shares subject to an option granted under the 1997 Plan may be purchased for cash, in exchange for shares of common stock owned by the optionee, or other consideration as set forth in the plan.  Our Board administers the 1997 Plan.  Under the 1997 Plan, options vest not less than 20% per year and have 10-year terms (except with respect to 10% stockholders which have five-year terms).  If we sell substantially all of our assets, are a party to a merger or consolidation in which we are not the surviving corporation, then we have the right to accelerate unvested options and will give the option holder written notice of the exercisability and specify a time period in which the option may be exercised.  All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 1, 2003, or the Reference Date, with respect to the beneficial ownership of our common stock, by each person known by us to own beneficially more than five percent of our common stock, by each executive officer and director, and by all officers and directors as a group.  Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws. As of the Reference Date, there were 38,550,151 shares of our common stock outstanding and unexercised warrants and options representing 25,359,923 shares.

Name (1)	Amount & Nature of Beneficial Owner (2)		Percent of Class
Monsanto 800 N. Lindbergh, St. Louis, MO 63167	7,167,479		11.21%
Daniel L. McPeak, Sr., Chairman of the Board and Chief Executive Officer	5,949,095	(3)	9.31%
Intermark Group Holdings, LLC 10707 Club Chase, Fisher, IN 46038	5,803,574	(4)	9.08%
Gilbert L. McCord, Sr. 7029 E. Hill Road, Grand Blac, MI 48439	5,803,571	(5)	9.08%
Intermark Partners Strategic Management, LLC 484 East Carmel Dr., Carmel, IN 46032	5,078,215	(6)	7.95%
Kirit Kamdar, Director	2,001,250	(7)
Steven W. Saunders, Director	1,050,000	(7)
Kenneth L. Miller, Director	300,000	(7)
Todd C. Crow, Chief Financial Officer	1,335,000	(7)
Ike E. Lynch, V.P. Operations	1,523,864	(7)
Daniel L. McPeak, Jr., V.P. General Manager	1,090,500	(7)

All directors and executive officers, as a group (7 persons)	13,249,709		20.73%

(1)                Except as otherwise noted, the address for each person is c/o The RiceX Company, 1241 Hawk’s Flight Court, El Dorado Hills, California 95762.

(2)                Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them.  A person is deemed to be the beneficial holder of securities that can be acquired by such person within 60 days from the Reference Date upon the exercise of warrants or options.  Each beneficial owner’s percentage ownership is determined by including shares, underlying options or warrants which are exercisable by such person currently, or within 60 days following the Reference Date, and excluding shares underlying options and warrants held by any other person.

(3)                Includes options to purchase 2,375,000 shares of common stock, 1,708,225 shares in Mr. McPeak’s name and 1,665,870 shares in his wife’s name, Ms. Patricia McPeak, and 200,000 shares held in a joint trust.

(4)                Includes warrants to purchase 4,017,859 shares of common stock.  The warrants are currently exercisable. Warrants to purchase 2,232,144 shares are restricted from sale and, or transfer until such time when our revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

(5)                Includes warrants to purchase 4,017,857 shares of common stock.  The warrants are currently exercisable. Warrants to purchase 2,232,143 shares are restricted from sale and, or transfer until such time when our revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

(6)                Represents warrants to purchase 5,078,215 shares of common stock.  The warrants are currently exercisable. Warrants to purchase 3,250,000 shares are restricted from sale and, or transfer until such time when our revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

(7)                Includes options for the purchase of common stock as follows: Kirit S. Kamdar, 250,000; Steven W. Saunders, 250,000; Kenneth L. Miller, 150,000; Todd C. Crow, 1,335,000; Ike E. Lynch, 1,165,000, also includes 14,409 shares of common stock and 32,000 options for the purchase of common stock held by Mr. Lynch’s wife to which Mr. Lynch disclaims beneficial ownership; Daniel L. McPeak, Jr., 1,085,000.

Item 12.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Daniel McPeak, Sr. has served the Chairman of our Board since our formation in 1989.  In November 1998, Mr. McPeak was re-appointed as our CEO.  Mr. McPeak previously served as our CEO from May 1989 to April 1997.  Mr. McPeak is the spouse of Ms. Patricia McPeak (see below) and the father of Daniel L. McPeak, Jr.  On January 2, 2002, we issued Mr. McPeak a non-statutory stock option agreement to purchase 175,000 shares of common stock at an exercise price of $0.36 per share.  One third of the option shares were fully vested upon date of grant.  One third of the option shares vest and become exercisable at $0.36 per share on the first anniversary of the award date.  One third of the option shares vest and become exercisable at $0.36 per share on the second anniversary of the award date.  The market price on the date of grant was $0.36 per share.  The expiration date of the option agreement is January 2, 2012.  In February 2001, we issued Mr. McPeak non-statutory stock option agreements to purchase 150,000 shares of common stock at an exercise price of $0.39 per share.  The market price on the date of grant was $0.39 per share.  These options were fully vested upon date of grant.  The expiration date of the option agreements is February 22, 2011.  Upon the anniversary date of Mr. McPeak’s appointment to our Board, in June, 2001, we issued to him a non-statutory stock option agreement to purchase 50,000 shares of common stock at an exercise price of $0.40 per share.  Market price on the date of grant was $0.40 per share.  The option will be fully vested at the end of one year, or on the anniversary date.  The expiration date of the option agreement is June 1, 2011.  See Part III, Item 9, “Director Compensation” for further discussions.  These stock options were issued in accordance with our Employee Stock Option program, which was ratified by our Board in 1997.

Ms. Patricia McPeak served as a director on our Board from our formation in 1989 until the expiration of her term on June 29, 2001.  From February 1989 to March 2000, Ms. McPeak also served the President of our company.  Ms. McPeak, who resigned that position on March 31, 2000 retained her seat on our Board until June 29, 2001, at which time her term expired.  She is the spouse of Daniel L. McPeak, Sr., Chairman of our Board and our CEO.  In February 2001, we issued Ms. McPeak a non-statutory stock option agreement to purchase 150,000 shares of common stock at an exercise price of $0.39 per share.  The market price on the date of grant was $0.39 per share.  These options were fully vested upon date of grant.  Upon the anniversary date of Ms. McPeak’s appointment to our Board, in June, 2001, we issued her a non-statutory stock option agreement to purchase 50,000 shares of common stock at an exercise price of $0.40 per share.  The market price on the date of grant was $0.40 per share.  These options will be fully vested at the end of one year, or on the anniversary date.  In accordance with the non-statutory stock option agreement, these options will expire 90 days after a Board member leaves our Board.  See Part III, Item 9, “Director Compensation” for further discussions.  Since Ms. McPeak’s directorship ended on June 29, 2001 and she did not exercise her stock options, the non-statutory stock option agreements expired effective September 29, 2001.

During 2000, we entered into an exclusive distribution agreement, or the Original Agreement, with NutraStar Incorporated, a Nevada corporation, or NutraStar, to develop products and market them into the nutraceutical and value added functional foods markets for human nutrition.  Under this arrangement, we recognized sales to NutraStar of $443,793 and $72,000 during 2002 and 2001, respectively.  See Part II, Item 7, “Financial Statements” for further discussions of NutraStar.  Ms. McPeak is an officer and director of NutraStar and also became an officer and director of NutraStar California.

In early 2001 we suspended NutraStar’s exclusivity arrangement and began making direct sales to the customer base, which was previously acquired by NutraStar under the Original Agreement.  We continued NutraStar’s pricing, which was higher than what we had previously charged these customers.  We recognized the price differential of approximately $156,000 as a commission expense.  After paying NutraStar $56,000, we applied the remaining $100,000 price differential to the receivable balance from NutraStar.  The net effect of these transactions resulted in a remaining balance of $130,000 due from NutraStar, which was subsequently exchanged for shares of NutraStar California’s Series A preferred stock as discussed below.  The Original Agreement between NutraStar and us subsequently was canceled in 2001 because of issues related to payment for outstanding goods shipped by us.

In late 2001, NutraStar entered into a plan and agreement of exchange, or the Reorganization, dated November 9, 2001 with Alliance Consumer International, Inc., or Alliance.  Pursuant to the Reorganization, NutraStar became a wholly owned subsidiary of Alliance, and Alliance thereafter changed its name to NutraStar Incorporated, a California corporation, or NutraStar California.  In addition, several creditors of NutraStar, including us, agreed to cancel certain indebtedness owed by NutraStar in exchange for shares of NutraStar California’s Series A preferred stock.  Pursuant to this arrangement, during December 2001 we agreed to cancel $190,000 of NutraStar’s indebtedness in exchange for 190,000 shares of NutraStar California’s Series A preferred stock.  Concurrent with the Reorganization, we entered into a new five-year exclusive distribution agreement with NutraStar, or the Exclusive Distribution Agreement, whereby we granted NutraStar an exclusive license to sell certain of our brand products for distribution into the nutraceutical market.  The Exclusive Distribution Agreement covers the United States and all of its territories and any additional countries or regions of the countries that NutraStar and we mutually agree upon in writing.  NutraStar has agreed to meet certain escalating minimum purchase requirements throughout the term of the contract.   NutraStar has paid a $135,000 security deposit.  A prepayment deposit of fifty percent is required for each purchase order for the first six months of the agreement and decreases to zero as long as there are no defaults during the first twelve months.  The agreement also provides for the option to extend for two additional periods of five years each.  In exchange for the exclusive license in the nutraceutical market, we will receive license fees.  In July 2002, we terminated the Exclusive Distribution with NutraStar for its failure to meet certain performance requirements as specified in the Exclusive Distribution Agreement.  Ms. McPeak is an officer and director of NutraStar and also became an officer and director of NutraStar California.

Mr. Kirit Kamdar has been a director of our company since August 5, 1998 and was a director of our company from January 1990 to September 1992.  From January 1990 to April 1994, Mr. Kamdar served as our Executive Vice President.  Upon the anniversary date of Mr. Kamdar appointment to our Board, in September, 2002, we issued him a non-statutory stock option agreement to purchase 50,000 shares of common stock at an exercise price of $0.26 per share.  Market price on the date of grant was $0.26 per share.  The option will be fully vested at the end of one year, or on the anniversary date.  The expiration date of the option agreement is September 23, 2012.  In February 2001, we issued Mr. Kamdar non-statutory stock option agreements to purchase 100,000 shares of common stock at an exercise price of $0.39 per share. The market price on the date of grant was $0.39 per share.  These options were fully vested upon date of grant.  The expiration date of the option agreements is February 22, 2011.  Upon the anniversary date of Mr. Kamdar appointment to our Board, in September, 2001, we issued him a non-statutory stock option agreement to purchase 50,000 shares of common stock at an exercise price of $0.30 per share.  The market price on the date of grant was $0.30 per share.  The option will be fully vested at the end of one year, or on the anniversary date.  The expiration date of the option agreement is September 23, 2011.  See Part III, Item 9, “Director Compensation” for further discussions.  Mr. Kamdar currently owns 2,001,250 shares of our common stock and common stock options, or 3.13%.  Since July 1974, Mr. Kamdar has been Chairman of the Board and Chief Executive Officer of Kamflex Corporation, a manufacturer of extrusion and conveyor equipment.

Mr. Kenneth Miller has been a director of our company since September 2000 and currently is Manager of GBV Intermark Fund LLC.  In September 2000, we finalized an agreement with a venture capital firm affiliated with Mr. Miller to convert a $2,500,000 note to equity.  On September 29, 2000, we converted the note for 3,571,429 shares of our common stock and warrants to purchase 3,571,429 shares of our common stock at $0.70 per share.  The warrants are immediately exercisable and have a term of five years.  In connection with this conversion, we also granted additional warrants to purchase up to 4,464,285 shares of our common stock at $0.70 per share, exercisable at any time during the five-year period commencing from the date of grant.  The warrant shares are restricted from sale and/or transfer until such time as our revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.  In connection with this transaction, we issued share of our common stock and warrants to two principal parties, one of which was GBV Intermark Fund, LLC.  The shares of our common stock and warrants issued to GBV Intermark Fund, LLC were acquired by Intermark Group Holdings, LLC on April 4, 2002 in a private transaction.  In September 2002, on the anniversary date of Mr. Miller’s appointment to our Board, we issued him nonqualified options to purchase 50,000 shares of our common stock at an exercise price of $0.22 per share.  The market price of our common stock on the date of grant was $0.22 per share.  The options will be fully vested at the end of one year on the anniversary date of the grant and the expiration date of the options is September 29, 2012.  In February 2001, we issued Mr. Miller nonqualified options to purchase 50,000 shares of  our common stock at an exercise price of $0.39 per share.  The market price of our common stock on the date of grant was $0.39 per share. The options were fully vested upon the date of grant, and the expiration date of the options is February 22, 2011.  In September 2001, the anniversary date of Mr. Miller’s appointment to our Board, we issued him nonqualified options to purchase 50,000 shares of our common stock at an exercise price of $0.34 per share.  The market price of our common stock on the date of grant was $0.34 per share.  The options will be fully vested at the end of one year on the anniversary date of the grant and the expiration date of the options is September 29, 2011.  See Part III, Item 9, “Director Compensation” for further discussions.

We believe that the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.  We intend that all future transactions, including loans, between our officers, directors, principal stockholders and their affiliates, and us be approved by a majority of our Board, including a majority of the independent and disinterested outside directors who serve on our Board.  In addition, we intend that all such transactions be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 13.                                                    EXHIBITS AND REPORTS ON FORM 8-K

(a)           INDEX TO EXHIBITS

Exhibit No	Description of Exhibit
3.1	Certificate of Incorporation of the Company. (1)
3.2	Bylaws. (2)
4.1	Form of Registration Rights Agreement between the Company and certain officers and directors. (1)
4.2	Form of Warrant Agreement between the Company and certain investors dated February 9, 1996. (1)
4.3	Form of Directors Stock Option Agreement. (1)(3)
4.4	Form of Non-statutory Stock Option Agreement not issued under the 1997 Stock Option Plan, governing options granted to employees by the Company. (1)(3)
4.5	Registration Rights Agreement between the Company and FoodCeuticals dated December 31, 1998. (4)
4.6	Warrant Agreement number 98-1 between the Company and FoodCeuticals dated December 31, 1998. (4)
4.7	Warrant Agreement number 99-1 between the Company and FoodCeuticals dated January 15, 1999. (4)
4.8	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated October 1, 1999. (3)(5)
4.9	Warrant Agreement between the Company and JDK & Associates dated November 1, 1999. (5)
4.10

Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Vice President, Operations, Ike Lynch dated November 1, 1999. Identical Agreements with Vice President and General Manager, Daniel McPeak, Jr. and Vice President of Finance, Chief Financial Officer, Todd C. Crow. (3)(5)

4.11	Form of Subscription Agreement to the Private Placement Offering 1999. (5)

4.12	Form of Warrant Agreement to the Private Placement Offering 1999. (5)
4.13	Warrant agreement between the Company and GBV Intermark Fund, LLC dated September 29, 2000. (7)
4.14	Warrant agreement between the Company and Gilbert L. McCord, Sr. dated September 29, 2000. (7)
4.15	Definitive agreement between the Company and Intermark Partners, LLC dated September 29, 2000. (7)
4.16	Form of Warrant Agreement between the Company and certain former employees dated as of March 31, 2000. (8)
4.17	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Daniel L. McPeak, Sr. dated October 27, 2000. (3)(8)
4.18	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class I Warrant dated October 2, 2000. (8)
4.19	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class II Warrant dated October 2, 2000. (8)
4.20	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class III Warrant dated October 2, 2000. (8)
4.21	Form of Board Member Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and the Board Members dated February 22, 2001, September 23 and 29, 2001. (9)
4.22	Preferred Stock Subscription Agreement between the Company and Alliance Consumer International, subsequently named NutraStar, Inc., dated December 10, 2001. (10)
4.23	Alliance Consumer International, Inc. Exchange Offer For The Common Stock Of NutraStar dated December 11, 2001. (10)
4.24	Put/Call agreement between the Company and NutraStar, Inc. dated January 15, 2002. (11)
4.25	Form Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated January 2, 2000. (12)
4.26	Form of Non-statutory Stock Option Agreement issued September 23, 2002 between the Company and the Board of Directors.
10.1	Form of Indemnification Agreement by and among the Company and certain officers and directors. (1)(3)
10.2	Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991. (1)
10.3	First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994. (1)
10.4	Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.5	Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.6	Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.7	First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996. (1)

10.8	Second Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.9	Executive Employment Agreement for Daniel L. McPeak Jr., Executives Todd C. Crow and Ike Lynch have similar employment agreements. (3)
10.10	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers’ Rice Cooperative and the Company dated May 1, 2002. (3)(12)*
10.11	Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999. (6)
10.12	Employment Agreement between Daniel L. McPeak, Sr. and the Company dated April 1, 2000. (3)(8)
10.13	Consulting Agreement between JDK and Associates, Inc. and the Company executed as of March 15, 2001. (9)
10.14	Exclusive Distribution Agreement between the Company and NutraStar, Inc., dated December 21, 2001. (10)
10.15	License Agreement between the Company and NutraStar Technologies, Inc. dated January 9, 2002. (10)
10.16	Indemnity Agreement between the Company and NutraStar, Inc. dated December 13, 2001. (10)
10.17	Contract for Services between the Company and Dr. Glenn H. Sullivan dated January 1, 2002. (10)
10.18	Agreement on Exclusive Distribution in Europe between the Company and KREGLINGER EUROPE N.V. dated October 1, 2002.
21	List of Subsidiaries (6)
99.1	Certification of the Chief Executive Officer of The RiceX Company dated August 12, 2002. (12)
99.2	Certification of the Chief Financial Officer of The RiceX Company dated August 12, 2002. (12)
99.3	Certification of the Chief Executive Officer of The RiceX Company dated March 31, 2003.
99.4	Certification of the Chief Financial Officer of The RiceX Company dated March 31, 2003.

(1)	Previously filed as an exhibit to the Company’s Registration Statement No. 000-24285 filed with the Commission on May 18, 1998.
(2)	Previously filed as an exhibit to the Company’s Amendment No. 2 to the Registration Statement No. 000-24285 filed with the Commission on August 26, 1998.
(3)	Represents a management contract or compensatory plan or arrangement.
(4)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 15, 1999.
(5)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on March 30, 2000 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 18, 2000 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on November 14, 2000 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 17, 2001 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 10, 2001 and incorporated herein by reference and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on March 29, 2002 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 10, 2002 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 12, 2002 and incorporated herein by reference.

* Confidential treatment granted as to certain portions.

(b)           REPORTS ON FORM 8-K

As reported on October 29, 2002, Press release of Registrant’s common stock buy-back plan.

As reported on November 14, 2002, Daniel L. McPeak and Todd C. Crow, the Chief Executive Officer and Chief Financial Officer, respectively, of The RiceX Company, each submitted to the Securities and Exchange Commission certifications required pursuant to 18 U.S.C. '1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Item 14.                CONTROLS AND PROCEDURES

(a)           We established a compliance committee in 2002 to carry out an evaluation of the effectiveness of our disclosure controls and procedures.  An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)- 14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of Chief Executive Officer and Chief Financial Officer, within the 90-day period preceding the filing date of this Form 10-KSB.  The procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act are (1) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (2) recorded, processed, summarized, and reported within the time periods specified under the SEC's rules.

(b)           In the period ending December 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE RICEX COMPANY

Date: March 31, 2003	By:	/s/ Daniel L. McPeak
Daniel L. McPeak
Chairman of the Board and Chief Executive Officer

Date: March 31, 2003	By:	/s/ Todd C. Crow
Todd C. Crow
Director
Vice President, Finance and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 31, 2003	By:	/s/ Kirit S. Kamdar
Kirit S. Kamdar
Director

Date: March 31, 2003	By:	/s/ Steven W. Saunders
Steven W. Saunders
Director

Date: March 31, 2003	By:	/s/ Kenneth L. Miller
Kenneth L. Miller
Director

CERTIFICATIONS

I, Daniel L. McPeak Sr., certify that:

1              I have reviewed this annual report on Form 10-KSB of The RiceX Company;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003

/s/ Daniel L. McPeak, Sr.
Daniel L. McPeak, Sr.
Chief Executive Officer

I, Todd C. Crow, certify that:

1.             I have reviewed this annual report on Form 10-KSB of The RiceX Company;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003

/s/ Todd C. Crow
Todd C. Crow
Chief Financial Officer