Form 10QSB
period 2003-03-31
RICEX CO
filed 2003-05-15
CIK 1061881

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-24285

THE RICEX COMPANY

(Name of Small Business Issuer in Its Charter)

Delaware	68-0412200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1241 Hawk’s Flight Court, El Dorado Hills, California	95762
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (916) 933-3000

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  38,485,791 as of May 2, 2003.

Transitional Small Business Disclosure Format (check one):  Yes   ☐   No   ☒

FORM 10-QSB

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

PART 1.                FINANCIAL INFORMATION

Item 1.                    UNAUDITED FINANCIAL INFORMATION

THE RICEX COMPANY

CONSOLIDATED BALANCE SHEET

March 31, 2003

(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,555,184
Trade accounts receivable	339,143
Inventories	308,644
Deposits and other current assets	76,109

Total current assets	3,279,080

PROPERTY AND EQUIPMENT, net	996,087

OTHER ASSETS	83,886

$4,359,053

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$307,885
Total current liabilities	307,885

Total liabilities	307,885

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, par value $.001 per share, 100,000,000 shares authorized, 38,538,349 shares issued and outstanding	38,538
Additional paid-in capital	29,246,209
Accumulated deficit	(25,233,579)
Total shareholders’ equity	4,051,168

$4,359,053

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters ended
	March 31, 2003	March 31, 2002
Revenues
Sales	$947,040	$1,417,291
Royalties	—	332
	947,040	1,417,623

Cost of sales	486,422	525,062
	460,618	892,561

Research and development expenses	42,773	64,687
Selling, general and administrative expenses	550,123	392,111
Professional fees	116,734	102,118
Investor relations fees	9,135	3,133

Income (loss) from operations	(258,147)	330,512
Other income:
Interest and other income	5,737	6,877
Income (loss) before provision for income taxes	(252,410)	337,389
Provision for income taxes	2,275	1,600

Net income (loss)	$(254,685)	$335,789

Basic and diluted earnings per share:
Net income (loss) per share	$(0.01)	$0.01

Weighted average number of shares outstanding	38,592,336	38,829,350

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarters ended
	March 31, 2003	March 31, 2002
Cash flow from operating activities:
Net income (loss)	$(254,685)	$335,789
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	155,466	175,881
Issuance of warrants and stock options	3,000	7,077
Amortization of prepaid processing fees	—	19,533
Amortization of warrants issued	19,140	19,140
Recognition of deferred revenue	—	(206,800)
Net changes in operating assets and liabilities
Trade accounts receivable	1,026,333	206,848
Inventories	(1,333)	(58,597)
Deposits and other current assets	25,072	(56,282)
Accounts payable, accrued liabilities	(281,085)	36,746

Net cash from operating activities	691,908	479,335

Cash flows from investing activities
Purchases of property and equipment, and other assets	(26,495)	(7,928)
Net cash from investing activities	(26,495)	(7,928)

Cash flows from financing activities
Repurchase of common stock	(33,939)	—
Net cash from financing activities	(33,939)	—

Net increase in cash and cash equivalents	631,474	471,407

Cash and cash equivalents, beginning of period	1,923,710	1,603,065

Cash and cash equivalents, end of period	$2,555,184	$2,074,472

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The RiceX Company (“RiceX”), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company. We have a wholly owned subsidiary, Food Extrusion Montana, Inc. (FoodEx Montana). The unaudited consolidated financial statements include the accounts of RiceX and FoodEx Montana, collectively, after the elimination of all inter-company balances and transactions.

We are an agribusiness food technology company, which have developed a proprietary process to stabilize rice bran.  We are headquartered in El Dorado Hills, California and have stabilization equipment located at one rice mill in Northern California.  We purchase raw rice bran from this mill.  Mill employees, under our supervision, operate our equipment to stabilize rice bran. We pay a processing fee to the mill for this service.  Under an agreement with the mill, the mill may use our equipment to stabilize rice bran for its customers in exchange for the payment of a royalty fee to us under certain production conditions.

FoodEx Montana is engaged in the business of custom manufacturing grain-based products for food ingredient companies at its production facility in Dillon, Montana.  The facility has specialized processing equipment and techniques for the treatment of grain products to cook, enzyme treat, convert, isolate, dry, and package finished food ingredients.  The soluble and fiber complex form of our rice bran products are produced at the Montana facility.

There have been no changes in our significant accounting policies as set forth in the Company’s audited financial statements for the year ended December 31, 2002, which were included in our Form 10-KSB.  These unaudited financial statements for the three months ended March 31, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

2.             PROPERTY AND EQUIPMENT

At March 31, 2003, property and equipment consists of the following:

Land and buildings	$380,154
Equipment	4,501,195
Leasehold improvements	381,641
Furniture and fixtures	208,071
5,471,062
Less accumulated depreciation and amortization	(4,676,875)
794,187
Equipment not placed in service	201,900
$996,087

3.             ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2003, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$124,569
Other accrued liabilities	183,316
$307,885

4.             PROVISION FOR INCOME TAXES

While we have a net loss through March 31, 2003, we anticipate net income for year ended December 31, 2003. The Company expects to utilize net operating loss carry-forwards for federal income taxes only. In effect is a gubernatorial suspension of applicable NOL by the California Franchise Tax Board until 2004. California’s 2002-03 budget included a suspension of the NOL for the 2002 and 2003 taxable years. In return for the suspension, business taxpayers get a 100% (instead of 65%) NOL deduction for taxable years beginning on or after January 1, 2004; and the Legislature extended by one year the carryover period for losses incurred on or after January 1, 2002, and by two years for losses incurred prior to January 1, 2002. These tax provisions do not include the effect of Alternative Minimum Tax. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2012 which will reduce income tax expense to the California state minimum tax of $1,600, not including the effect of the Alternative Minimum Tax. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010. The estimated Delaware state tax payment of $2,275 was paid for franchise tax due.

5.             NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic net income (loss) per share calculation because they are currently anti-dilutive.

6.             CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable for sales to major customers.  We perform credit evaluations on our customers financial condition and generally do not require collateral on accounts receivable.  We maintain an allowance for doubtful accounts on our receivables based upon expected collection of all accounts receivable.  Uncollected accounts have not been significant.

For three months ended March 31, 2003, two customers accounted for 40% and 16% of sales, respectively. Accounts receivable due from these two customers are 0% and 36%, respectively, of the total outstanding.

7.             OTHER INFORMATION

Stock Options.  At March 31, 2003, the Company has one stock-based employee compensation plan.  We account for this plan under the recognition and measurement principles of APB Opinions No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	MARCH 31,	MARCH 31,
	2003	2002
Net income, as reported	$(254,685)	$335,789
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	—
Pro forma net income	$(254,685)	$335,789
Earnings per share:
Basic and diluted net income per share – as reported	$(.01)	$.01
Basic and diluted net income per share – pro forma	$(.01)	$.01
Weighted average fair value of options granted to employees during the quarter	$—	$—

Item 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the consolidated financial condition of our results of operations for the quarters ended March 31, 2003 and 2002.

QUARTERS ENDED MARCH 31, 2003 AND 2002

Consolidated revenues through period ended March 31, 2003 of $947,000 decreased $470,000, or 33%, from the same period last year.  The revenue decrease is primarily attributed to a year-to-date decrease in sales of two product lines, SRB Regular and Solubles.  Solubles showed a decrease in revenue of $191,000, SRB Regular decreased $303,000, and Fiber increased $1,000 compared to sales through March 2002.  SRB Fine increased $20,000 during the same period.

Gross margins through period ended March 2003 were $461,000, or 49%, compared to $893,000, or 63%, during the same period last year.  The decrease in gross margin dollars of $432,000 was primarily attributed to the decrease in revenues of $470,000 offset by the decrease in cost of goods sold of $39,000.  Contributing to the decrease in gross margin percentage was low production volume at our Montana plant creating unabsorbed costs of $53,000 for the first quarter period ended March 31, 2003.

Research and development (“R&D”) expenses reflect a $22,000 decrease for the quarter ended March 31, 2003 compared to the same period last year.  R&D expenditures decreased from $65,000 for the quarter ended March 31, 2002 to $43,000 for the same quarter in 2003 due to a decrease of cost allocated to R&D based on sales volume.  Even though expenditures were down for the quarter ended March 31, 2003, the Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Selling, general and administrative (“SG&A”) expenses were $550,000 and $392,000 through period ended March 31, 2003 and 2002 respectively, an increase of $158,000. The increase was due mostly to expenses relating to our expanding sales and marketing functions.  This increase was anticipated by management based upon their 2003 business development plan.

Professional fees increased to $117,000 for the quarter ended March 31, 2003 from $102,000 for the same quarter in 2002.  The increase of $15,000 is due primarily to increased services in three categories.  Professional fees include fees related to accounting, legal, and consulting.

Investor relation fees increased $6,000 to $9,000 for the quarter ended March 31, 2003 from $3,000 for the quarter ended March 31, 2002.  Essentially, these fees were related to printing, filing, and preparation costs to comply with SEC requirements for the first quarter ended March 31, 2003 and 2002 respectively.

While we have a net loss through March 31, 2003, we anticipate net income for year ended December 31, 2003.  The Company expects to utilize net operating loss carry-forwards for federal income taxes only.  In effect is a gubernatorial suspension of applicable NOL by the California Franchise Tax Board until 2004. California’s 2002-03 budget included a suspension of the NOL for the 2002 and 2003 taxable years.  In return for the suspension, business taxpayers get a 100% (instead of 65%) NOL deduction for taxable years beginning on or after January 1, 2004; and the Legislature extended by one year the carryover period for losses incurred on or after January 1, 2002, and by two years for losses incurred prior to January 1, 2002.  These tax provisions do not include the effect of Alternative Minimum Tax.  Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for California state tax purposes in 2003 through 2012 which will reduce income tax expense to the state minimum tax of $1,600, not including the effect of the Alternative Minimum Tax.  Net operating loss carry-forwards expire for federal tax purposes at various dates from 2009 through 2020 and expire for state tax purposes in 2003 through 2010. The estimated Delaware state tax payment of $2,275 was paid for franchise tax due.

We had a net loss of $255,000 for quarter ended March 31, 2003, or $0.01 per share, compared to net income of $336,000 or $0.01 per share, a decrease of $591,000 over the same period last year.  The decrease is primarily due to decreased revenues of $470,000, which included no sales to Central America, off-set by decreased cost of goods sold of $39,000, lower utilization of production capacity, and higher SG&A expenses through quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

For three months ended March 31, 2003, cash balance and cash flow increased compared to the same period last year.  Our cash balance at March 31, 2003 increased $481,000 to $2,555,000, up from $2,074,000 at March 31, 2002.  Management believes our cash reserve is adequate to meet future operating requirements.

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

In 2002, our Board approved resolutions authorizing us to repurchase up to a total of $1,000,000 of our own stock on the open market for a period of one year.  We repurchased 103,626 shares of our own stock on the open market at a cost of $27,000 during the year ending

December 31, 2002. For quarter ended March 31, 2003, we repurchased 142,375 shares at a cost of $34,000 accumulating to 246,001 total shares repurchased under the program.

In 2001, funded by a United States Department of Agriculture grant, we provided a nutrition drink to 67,000 children each school day for the entire school year in rural Guatemala. A clinical study of 150 randomly selected children concluded that acute malnutrition was eliminated in the study group and chronic malnutrition was reduced from 37 percent to only 5 percent.  All of the children demonstrated marked improvement in school attendance, alertness and scholastic achievement.  The success of the 2001 Guatemala program has given rise to additional funding applications in Guatemala, El Salvador, Nicaragua and Honduras.  Feeding programs have been approved for both Guatemala and El Salvador for 2003.

We will be working with major rescue and relief agencies and congressional supporters to bring a multi-year program to provide nutritional drinks to one million children each school day from a RiceX facility located within the region.  We have secured a conditional commitment from Overseas Private Investment Corporation to assist in the funding the facility and working capital requirements.  There can be no assurance that this conditional commitment will lead to building a facility in the region.

We continue to focus our market development activities on nutritionally dense ingredients in the international market place first in Latin America and then into other world countries.  These market segments currently represent multimillion dollar potential market opportunities.  We also continue to initiate strategic alliance discussions to identify and formulate potential joint venture opportunities with major domestic premium pet food and equine feed manufacturers and distributors.  Domestic markets for these segments currently represent a potential opportunity of over $250 million annually.  We hope the results of these successful alliances will have a significant financial effect on our annual revenues and profit starting within fiscal years 2003 and 2004.  There can be no assurance that we will obtain additional strategic alliances.

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

Item 3.                    CONTROLS AND PROCEDURES

(a)           We established a compliance committee in 2002 to carry out an evaluation of the effectiveness of our disclosure controls and procedures.  An evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of Chief Executive Officer and Chief Financial Officer, within the 90-day period preceding the filing date of this Form 10-QSB.  The procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act are (1) accumulated and communicated to our management (including the Chief Executive Officer and

Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure, and (2) recorded, processed, summarized, and reported within the time periods specified under the SEC’s rules.

(b)           In the period ending March 31, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to significant deficiencies and material weaknesses.

PART 2.                OTHER INFORMATION

Item 1.                    LEGAL PROCEEDINGS

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

Item 2.                    CHANGES IN SECURITIES AND USE OF PROCEEDS

In 2002, our Board approved resolutions authorizing us to repurchase up to a total of $1,000,000 of our own stock on the open market for a period of one year.  For quarter ended March 31, 2003, we repurchased 142,375 shares at a cost of $34,000 accumulating to 246,001 total shares repurchased under the program.

Item 3.                    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

Item 5.                    OTHER INFORMATION

None

Item 6.                    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Index to Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

99.3	Charter of Compensation Committee of the Board of Directors dated February 4, 2003

(b)           Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE RICEX COMPANY

Date: May 15, 2003	By:	/s/ Daniel L. McPeak
Daniel L. McPeak
Chairman of the Board and Chief Executive Officer

Date: May 15, 2003	By:	/s/ Todd C. Crow
Todd C. Crow
Director, Vice President, Finance and Chief Financial Officer

CERTIFICATIONS

I, Daniel L. McPeak Sr., certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of The RiceX Company.

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ Daniel L. McPeak, Sr.
Daniel L. McPeak, Sr.
Chief Executive Officer

I, Todd C. Crow, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of The RiceX Company.

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ Todd C. Crow
Todd C. Crow
Chief Financial Officer