Form 10QSB
period 2003-06-30
RICEX CO
filed 2003-08-14
CIK 1061881

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

(Mark one)

[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-24285

_________________

THE RICEX COMPANY
(Name of Small Business Issuer in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0412200 (I.R.S. Employer Identification No.)
1241 Hawk's Flight Court, El Dorado Hills, California (Address of Principal Executive Offices)	95762 (Zip Code)

Issuer’s telephone number, including area code: (916) 933-3000

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
_________________

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ______

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,153,264 as of July 25, 2003.

Transitional Small Business Disclosure Format (check one): Yes _____    No     X

FORM 10-QSB
Index

FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

        Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

☐	increased competitive pressures from existing competitors and new entrants;

☐	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

☐	deterioration in general or regional economic conditions;

☐	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

☐	loss of customers or sales weakness;

☐	inability to achieve future sales levels or other operating results;

☐	the unavailability of funds for capital expenditures; and

☐	operational inefficiencies in distribution or other systems.

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

PART 1.     FINANCIAL INFORMATION

Item 1.       UNAUDITED FINANCIAL INFORMATION

THE RICEX COMPANY CONSOLIDATED BALANCE SHEET June 30, 2003 (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 2,095,278
Trade accounts receivable	593,251
Inventories	207,896
Deposits and other current assets	124,564

Total current assets	3,020,989

PROPERTY AND EQUIPMENT, net	839,555

OTHER ASSETS	75,786

$ 3,936,330

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 305,405
Total current liabilities	305,405

Total liabilities	305,405

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no shares issued and outstanding	--
Common stock, par value $.001 per share, 100,000,000 shares authorized, 38,281,864 shares issued and outstanding	38,282
Additional paid-in capital	29,201,605
Accumulated deficit	(25,608,962)
Total shareholders' equity	3,630,925

$ 3,936,330
The accompanying notes are an integral part of these consolidated financial statements. 4

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarters ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues
Sales	$ 991,663	$ 1,217,648	$ 1,938,703	$ 2,634,939
Royalties	--	1,924	--	2,255
	991,663	1,219,572	1,938,703	2,637,194

Cost of sales	546,836	485,604	1,033,258	1,010,665
	444,827	733,968	905,445	1,626,529

Research and development expenses	81,141	53,767	123,913	118,454
Selling, general and administrative expenses	549,444	492,881	1,099,566	886,592
Professional fees	148,587	131,736	265,322	233,853
Investor relations	44,048	37,301	53,182	40,435
Income (loss) from operations	(378,393)	18,283	(636,538)	347,195

Other income (expense):
Interest and other income	3,008	7,881	8,746	14,758
Interest and other expense	--	--	--	--
Income (loss) before income taxes	(375,385)	26,164	(627,792)	361,953

Provision for income taxes	--	(1,600)	(2,275)	(1,600)

Net income (loss)	$ (375,385)	$ 24,564	$ (630,067)	$ 360,353

Basic and diluted earnings per share:
Net income (loss) per share	$ (0.01)	$ 0.00	$ (0.02)	$ 0.01
Weighted average number of shares outstanding	38,403,325	38,829,350	38,403,325	38,829,350

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarters ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Cash flow from operating activities:
Net income (loss)	$ (375,385)	$ 24,564	$ (630,067)	$ 360,353
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	156,532	175,935	311,998	351,818
Shares, warrants and options issued for
compensation and services	19,140	18,060	41,280	44,277
Deferred revenue recognized	--	--	--	(206,800)
Amortization of prepaid processing fees	--	19,535	--	39,066
Net changes in operating assets and liabilities
Trade accounts receivable	(254,107)	(166,237)	772,223	40,613
Inventories	100,748	7,865	99,415	(50,732)
Deposits and other current assets	(48,455)	(15,173)	(23,383)	(71,455)
Accounts payable and accrued liabilities	(2,480)	(236,168)	(283,565)	(199,424)
Net cash from operating activities	(404,007)	(171,619)	287,901	307,716

Cash flows from investing activities (Purchases) sales of property and equipment, net	8,100	(2,709)	(18,395)	(10,637)
Net cash from investing activities	8,100	(2,709)	(18,395)	(10,637)
Cash flows from financing activities
Retirement of common stock	(64,000)	--	(97,938)	--
Net cash from financing activities	(64,000)	--	(97,938)	--
Net (decrease) increase in cash and cash equivalents	(459,907)	(174,328)	171,568	297,079
Cash and cash equivalents, beginning of period	2,555,185	2,074,472	1,923,710	1,603,065
Cash and cash equivalents, end of period	$ 2,095,278	$ 1,900,144	$ 2,095,278	$ 1,900,144

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

        There have been no changes in our significant accounting policies as set forth in the Company’s audited financial statements for the year ended December 31, 2002, which were included in our Form 10-KSB. These unaudited financial statements for the six months ended June 30, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

2.     PROPERTY AND EQUIPMENT

        At June 30, 2003, property and equipment consists of the following:

Land and buildings	$ 380,154
Equipment	4,501,195
Leasehold improvements	381,642
Furniture and fixtures	208,072
5,471,063
Less accumulated depreciation and amortization	(4,833,408)
637,655
Equipment not placed in service	201,900
$ 839,555

3.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        At June 30, 2003, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$ 129,726
Other accrued liabilities	175,679
$ 305,405

4.     NET INCOME (LOSS) PER SHARE

        Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during all periods presented. Options and warrants are excluded from the calculation of diluted earnings per share in 2003 because they are currently anti-dilutive. Options and warrants are included in the calculation of diluted earnings per share in 2002 where the options' exercise price was greater than the average market price of the common shares during the period.

5.     CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable for sales to major customers. We perform credit evaluations on our customers’ financial condition and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts on our receivables based upon expected collection of all accounts receivable. Uncollected accounts have not been significant.

        For six months ended June 30, 2003, two customers accounted for 29% and 18% of sales, respectively. Accounts receivable due from these two customers are 32% and 24%, respectively, of the total outstanding.

6.     OTHER INFORMATION

        Stock Options. At June 30, 2003, the Company has one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinions No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	JUNE 30,	JUNE 30,
	2003	2002
Net income (loss), as reported	$ (630,067)	$ 360,353
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards	$ 8,930	$ 18,344
Pro forma net income (loss)	$ (638,997)	$ 342,009
Earnings per share:
Basic and diluted net income (loss) per share - as reported	$ (.02)	$ .01
Basic and diluted net income (loss) per share - pro forma	$ (.02)	$ .01
Weighted average fair value of options granted to employees during the quarter	$ --	$ --

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following is a discussion of the consolidated financial condition of our results of operations for the quarters ended June 30, 2003 and 2002.

QUARTERS ENDED JUNE 30, 2003 AND 2002

        Consolidated revenues for period ended June 30, 2003 of $992,000 decreased $228,000, or 19%, from the same period last year. The overall decrease in revenue on a comparative basis to the same time period last year was expected by management as we transitioned into a self directed marketing strategy. This strategy is expected to enable us to substantially increase our market share of both domestic and international markets.

        Our domestic marketing program emphasizes the reliance on key regional and national distribution systems to expand our presence in the marketplace. In addition to the use of outside distribution systems, we continue our manufacturer direct sales and marketing activities.

        We are transforming our proof-of-concept international nutritional drink program in Central America from short term commitments to multi year self sustaining projects in order to reduce the volatility associated with year-to-year government backed programs. Our previous commitments were direct purchase sales contracts financed in part through the United States government’s Public Law 416 and 480 programs, with joint participation by the host country government. The contracts therefore required authorizations by the authorized representatives of each country. Authorized representatives of these countries usually change every three to four years. Because of domestic and global uncertainties in government programs, we have experienced delays in finalizing purchase orders and delivery schedules for stabilized rice bran solubles into this region. We have secured a financing commitment from Overseas Private Investment Corporation to assist in funding a RiceX facility in the Central America region (see Liquidity and Capital Resources for further discussions).

        Gross margins through period ended June 30, 2003 were $445,000, or 45%, compared to $734,000, or 60%, during the same period last year. The decrease in gross margin dollars of $289,000 was primarily attributed to the decrease in revenues of $228,000 offset by the decrease in cost of goods sold of $32,000. Contributing to the decrease in gross margin percentage was low production volume at our Montana plant creating unabsorbed costs of $145,806 for the second quarter period ended June 30, 2003.

        Research and development (“R&D”) expenses reflect a $27,000 increase for the quarter ended June 30, 2003 compared to the same period last year. R&D expenditures increased from $54,000 for the quarter ended June 30, 2002 to $81,000 for the same period in 2003 due to an increase in insurance costs and legal fees allocated to R&D. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products.

        Selling, general and administrative (“SG&A”) expenses were $549,000 and $493,000 through period ended June 30, 2003 and 2002 respectively, an increase of $56,000. The increase was due partly to expenses relating to our expanding sales and marketing functions as well as increased medical benefit and property liability insurance costs.

        Professional fees increased to $149,000 for the period ended June 30, 2003 from $132,000 for the same period in 2002. The increase of $17,000 is due primarily to increased accounting and legal fees associated with additional reporting compliance required by Sarbanes-Oxley.

        Investor relation fees increased $7,000 to $44,000 for the quarter ended June 30, 2003 from $37,000 for the quarter ended June 30, 2002. Essentially, these fees were related to printing, filing, and preparation costs to comply with SEC requirements for the annual report, annual meeting, and proxy statement costs incurred during the second quarter ended June 30, 2003 and 2002 respectively.

        We had a net loss of $375,000 for quarter ended June 30, 2003, or $0.01 per share, compared to net income of $25,000, or $0.00 per share, for quarter ended June 30, 2002, a decrease of $400,000 over the same period last year. The net loss is primarily due to decreased revenues of $228,000, adding an increase in cost of goods sold of $32,000, which included lower utilization of production capacity, and higher overhead expenses of $57,000 through quarter ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

        Consolidated revenues for six months ended June 30, 2003 were $1,939,000, a decrease of $698,000, or 26% on a comparative basis to six months ended June 30, 2002. The overall decrease in revenue on a comparative basis to the same time period last year was expected by management as we transitioned into a self directed marketing strategy. This strategy is expected to enable us to substantially increase our market share of both domestic and international markets.

        Our domestic marketing program emphasizes the reliance on key regional and national distribution systems to expand our presence in the marketplace. In addition to the use of outside distribution systems, we continue our manufacturer direct sales and marketing activities.

        We are transforming our proof-of-concept international nutritional drink program in Central America from short term commitments to multi year self sustaining projects in order to reduce the volatility associated with year-to-year government backed programs. Our previous commitments were direct purchase sales contracts financed in part through the United States government’s Public Law 416 and 480 programs, with joint participation by the host country government. The contracts therefore required authorizations by the authorized representatives of each country. Authorized representatives of these countries usually change every three to four years. Because of domestic and global uncertainties in government programs, we have experienced delays in finalizing purchase orders and delivery schedules for stabilized rice bran solubles into this region. We have secured a financing commitment from Overseas Private Investment Corporation to assist in funding a RiceX facility in the Central America region (see Liquidity and Capital Resources for further discussions).

        Gross margins for six months ended June 30, 2003 were $905,000, or 47%, compared to $1,627,000 or 62%, during the same period last year. The decrease in gross margin dollars of $721,000 was primarily attributed to the decrease in revenues of $698,000 added to an increase in cost of sales of $23,000. The decrease in the gross margin percent was primarily due to low production volume at our Montana plant creating unabsorbed costs of $199,000 for period ended

June 30, 2003. Gross margins on the Company’s various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

        R&D expenses increased $6,000 for six months ended June 30, 2003 compared to the same period last year. R&D expenditures increased from $118,000 for six months ended June 30, 2002 to $124,000 for six months ended June 30, 2003. The change in R&D expenses is mostly due to an increase in insurance costs and legal fees allocated to R&D. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of our product.

        SG&A expenses were $1,100,000 for six months ended June 30, 2003, compared to $887,000 for six months ended June 30, 2002, an increase of $213,000. The increase was due partly to expenses relating to our expanding sales and marketing functions as well as increased medical benefit and property liability insurance costs.

        Professional fees increased $31,000 to $265,000 for six months ended June 30, 2003 from $234,000 for the prior year’s period. The increase of $31,000 is due primarily to increased accounting and legal fees associated with additional reporting compliance required by Sarbanes-Oxley.

        Investor relations fees increased from $40,000 for six months ended June 30, 2002 to $53,000 for six months ended June 30, 2003. The increase of $13,000 was associated to printing, filing, and preparation costs to comply with SEC requirements for the annual report, annual meeting, and proxy statements.

        For six months ended June 30, 2003, we experienced a net loss of $630,000, or $.02 per share, compared to net income of $360,000, or $.01 per share, for six months ended June 30, 2002. A decrease of $990,000 compared to the same time period last year. The net loss is due to decreased revenues of $698,000, adding an increase in cost of sales of $22,000, which included lower utilization of production capacity, and higher expenses of $263,000 through six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        For period ended June 30, 2003, cash balance and cash flow increased compared to the same period last year. Our cash balance at June 30, 2003 increased $195,000 to $2,095,000, up from $1,900,000 at June 30, 2002. Management believes our cash reserve is adequate to meet future operating requirements.

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

        In 2002, our Board approved resolutions authorizing us to repurchase up to a total of $1,000,000 of our own stock on the open market for a period of one year. In 2003, we repurchased 398,860 shares of our own stock on the open market at a cost of $98,040 during the six months of 2003. For quarter ended June 30, 2003, we repurchased 256,484 shares at a cost of

$64,000 accumulating to 502,486 total shares repurchased under the program at a cost of $124,724.

        In 2001, funded by a United States Department of Agriculture grant, we provided a nutrition drink to 67,000 children each school day for the entire school year in rural Guatemala. A clinical study of 150 randomly selected children concluded that acute malnutrition was eliminated in the study group and chronic malnutrition was reduced from 37 percent to only 5 percent. All of the children demonstrated marked improvement in school attendance, alertness and scholastic achievement. The success of the 2001 Guatemala program has given rise to additional funding applications in Guatemala, El Salvador, Nicaragua and Honduras. Feeding programs have been approved for both El Salvador and Guatemala for 2003. Revenue from the El Salvador program occurred during 2002, while revenue from the 2003 Guatemala program is expected in the fourth quarter of 2003.

        We are in the process of broadening our presence in the international markets. Building on year 2001 successful proof-of-concept program in Guatemala, we continue to develop and expand international market development activities in Central America. We will be working with major rescue and relief agencies, congressional supporters and government offices of United States Department of Agriculture and United States Agency for International Development to bring a multi-year program to provide nutritional drinks to one million children each school day from a RiceX facility located within the region. We have secured a financing commitment from Overseas Private Investment Corporation to assist in funding the facility. There can be no assurance that this financial commitment will lead to building a facility in the region.

        We continue to focus our market development activities on nutritionally dense ingredients in the international market place first in Latin America and then into other world countries. These market segments currently represent multimillion dollar potential market opportunities. We also continue to initiate strategic alliance discussions to identify and formulate potential joint venture opportunities with major domestic premium pet food and equine feed manufacturers and distributors. Domestic markets for these segments currently represent a potential opportunity of over $250 million annually. We believe the results of these successful alliances will have a significant financial effect on our annual revenues and profit. There can be no assurance that we will obtain additional strategic alliances.

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

Item 3. CONTROLS AND PROCEDURES

        We established a compliance committee in 2002 to carry out an evaluation of the effectiveness of our disclosure controls and procedures. As of June 30, 2003, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Chief Financial Officer, of material information that we are required to include in periodic Securities and Exchange Commission filings.

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

        In 2002, our Board approved resolutions authorizing us to repurchase up to a total of $1,000,000 of our own stock on the open market for a period of one year. For quarter ended June 30, 2003, we repurchased 256,484 shares at a cost of $64,000 accumulating to 502,486 total shares repurchased under the program.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         The annual Meeting of Stockholders of the Company was held on June 26, 2003. At the 2003 Annual Meeting, the Company’s stockholders considered and voted upon the following matters:

1.     Approving the election of James C. Lintzenich as a director of the Company.

At the time of the meeting, proxies representing 34,988,647 votes were cast approving the election of James C. Lintzenich as a director of the Company.

The directors whose terms of office as directors continued after the meeting are Daniel L. McPeak, Sr., Kirit S. Kamdar, Steven W. Saunders, and Todd C. Crow.

The final tabulation of votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for the nominee for the office as a director were as follows:

	VOTES				BROKER
	FOR	AGAINST	WITHHELD	ABSTENTIONS	NON-VOTES
James C. Lintzenich	34,934,892	--	53,755	--	--

Item 5.     OTHER INFORMATION

         NONE

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Index to Exhibits

        The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

4.1	Board Member Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and a Board Member dated June 26, 2003.

10.1	Financing agreement between the Company and Overseas Private Investment Corporation (OPIC) dated June 26, 2003

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

         (b)     Reports on Form 8-K

         None

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE RICEX COMPANY
Date: August 14, 2003	By: /s/ Daniel L. McPeak Daniel L. McPeak Chairman of the Board and Chief Executive Officer
Date: August 14, 2003	By: /s/ Todd C. Crow Todd C. Crow Director, Vice President, Finance and Chief Financial Officer