Form 10QSB
period 2003-09-30
RICEX CO
filed 2003-11-14
CIK 1061881

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

(Mark one)
[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to___________________

Commission File Number 0-24285

_________________

THE RICEX COMPANY
(Name of Small Business Issuer in Its Charter)

Delaware	68-0412200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1241 Hawk's Flight Court, El Dorado Hills, California	95762
(Address of Principal Executive Offices)	(Zip Code)

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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,052,180 as of November 10, 2003.

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

PART 1.      FINANCIAL INFORMATION

Item 1.        UNAUDITED FINANCIAL INFORMATION

THE RICEX COMPANY
CONSOLIDATED BALANCE SHEET
September 30, 2003
(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,933,173
Trade accounts receivable	282,802
Inventories	206,919
Deposits and other current assets	100,846

Total current assets	2,523,740

PROPERTY AND EQUIPMENT, net	693,224

OTHER ASSETS	67,686

$ 3,284,650

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 286,321
Total current liabilities	286,321

Total liabilities	286,321

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no
shares issued and outstanding	--
Common stock, par value $.001 per share, 100,000,000 shares authorized,
38,281,864 shares issued and outstanding	38,124
Additional paid-in capital	29,178,937
Accumulated deficit	(24,978,894)
Total shareholders' equity	2,998,329

$ 3,284,650

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues
Sales	$ 535,776	$ 839,755	$ 2,474,479	$ 3,474,694
Royalties	--	--	--	2,255
	535,776	839,755	2,474,479	3,476,949

Cost of sales	421,060	375,698	1,454,318	1,386,363
	114,716	464,057	1,020,161	2,090,586

Research and development expenses	51,694	68,808	175,606	187,262
Selling, general and administrative expenses	566,629	459,754	1,666,194	1,309,934
Professional fees	96,306	143,061	361,627	376,914
Investor relations	15,836	37,669	69,018	78,105
Income (loss) from operations	(615,749)	(245,235	(1,252,284)	138,371

Other income (expense):
Interest and other income	5,976	8,217	14,723	22,975
Interest and other expense	--	--	--	--
Income (loss) before income taxes	(609,773)	(237,018	(1,237,561)	161,346

Provision for income taxes	--	(27,549)	(2,275)	(65,561)

Net income (loss)	$ (609,773)	$ (264,567)	$ (1,239,836)	$ 95,785

Basic and diluted earnings per share:
Net income (loss) per share	$ (0.02)	$ (0.01)	$ (0.03)	$ 0.00
Weighted average number of shares outstanding	38,141,979	38,829,350	38,141,979	38,829,350

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarters ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Cash flow from operating activities:
Net income (loss)	$ (609,773)	$ (264,567)	$(1,239,836)	$ 95,785
Adjustments to reconcile net income (loss) to
net cash from operating activities
Depreciation and amortization	156,542	175,938	468,535	527,757
Shares, warrants and options issued for
compensation and services	19,140	22,138	60,420	66,420
Deferred revenue recognized	--	--	--	(206,800)
Amortization of prepaid processing fees	--	--	--	39,061
Net changes in operating assets and liabilities
Trade accounts receivable	310,449	455,317	1,082,673	495,930
Inventories	977	(136,903)	100,392	(187,635)
Deposits and other current assets	23,718	33,606	335	(37,849)
Accounts payable and accrued liabilities	(19,084)	(7,692)	(302,649)	(207,116)
Net cash from operating activities	(118,031)	277,836	169,870	585,552

Cash flows from investing activities
(Purchases) sales of property and
equipment, net	(2,108)	(7,804)	(20,503)	(18,441)
Net cash from investing activities	(2,108)	(7,804)	(20,503)	(18,441)
Cash flows from financing activities
Retirement of common stock	(41,966)	--	(139,904)	--
Net cash from financing activities	(41,966)	--	(139,904)	--
Net (decrease) increase in cash and cash
equivalents	(162,105)	270,032	9,463	567,111
Cash and cash equivalents, beginning of period	2,095,278	1,900,144	1,923,710	1,603,065
Cash and cash equivalents, end of period	$ 1,933,173	$ 2,170,176	$ 1,933,173	$ 2,170,176

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

        We are an agribusiness food technology company, which has developed a proprietary process to stabilize rice bran. We are headquartered in El Dorado Hills, California and have stabilization equipment located at one rice mill in Northern California. We purchase raw rice bran from this mill. Mill employees, under our supervision, operate our equipment to stabilize rice bran. We pay a processing fee to the mill for this service. Under an agreement with the mill, the mill may use our equipment to stabilize rice bran for its customers in exchange for the payment of a royalty fee to us under certain production conditions.

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

        There have been no changes in our significant accounting policies as set forth in the Company’s audited financial statements for the year ended December 31, 2002, which were included in our Form 10-KSB. These unaudited financial statements for the nine months ended September 30, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

2.	PROPERTY AND EQUIPMENT

        At September 30, 2003, property and equipment consists of the following:

Land and buildings	$ 380,154
Equipment	4,511,397
Leasehold improvements	381,642
Furniture and fixtures	208,071
5,481,264
Less accumulated depreciation and amortization	(4,989,940)
491,324
Equipment not placed in service	201,900
$ 693,224

3.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        At September 30, 2003, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$ 120,258
Other accrued liabilities	166,063
$ 286,321

4.	NET INCOME (LOSS) PER SHARE

        Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the calculation of diluted earnings per share in 2003 because they are currently anti-dilutive. Options and warrants are included in the calculation of diluted earnings per share in 2002 where the options’ exercise price was greater than the average market price of the common shares during the period.

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

        For nine months ended September 30, 2003, two customers accounted for 23% and 16% of sales, respectively. Accounts receivable due from these two customers were 0% and 37%, respectively, of the total outstanding.

6.	OTHER INFORMATION

        Stock Options. At September 30, 2003, the Company has one stock-based employee compensation plan. We account for this plan using the intrinsic value method under the recognition and measurement principles of APB Opinions No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	SEPTEMBER 30,	SEPTEMBER 30,
	2003	2002
Net income (loss), as reported	$ (1,239,836)	95,785
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards	$ 28,030	$ 41,944
Pro forma net income (loss)	$ (1,267,866)	53,840
Earnings per share:
Basic and diluted net income (loss) per share - as reported	$ (.03)	$ .00
Basic and diluted net income (loss) per share - pro forma	$ (.03)	$ .00
Weighted average fair value of options granted to employees during the
quarter	$ --	$ --

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following is a discussion of the consolidated financial condition of our results of operations for the quarters ended September 30, 2003 and 2002.

QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

        Consolidated revenues for quarter ended September 30, 2003 of $536,000 decreased $304,000, or 36%, from the same period last year. The overall decrease in revenue on a comparative basis to the same time period last year was expected by management as we are in transition to a self directed marketing strategy. This strategy is expected to enable us to substantially increase our market share of both domestic and international markets.

        Our domestic marketing program emphasizes the reliance on key regional and national distribution systems to expand our presence in the marketplace. In addition to the use of outside distribution systems, we continue our manufacturer direct sales and marketing activities. As anticipated, putting this distribution system in place meant temporary decrease in sales volume from one of our largest customers. Orders are expected to return to normal during the fourth quarter of 2003. We have also experienced a reduction in sales from our largest domestic stablized rice bran solubles customer. This fall off seems to be due to the typical “product life cycles” inherent in traditional multi-level marketing systems. This customer has since launched new products containing several of our product lines as ingredients, the fruits of which should be evidenced during the fourth quarter of 2003.

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

        Gross margins through period ended September 30, 2003 were $115,000, or 21%, compared to $464,000, or 55%, during the same period last year. The decrease in gross margin dollars of $349,000 was primarily attributed to the decrease in revenues of $304,000 added to an increase in cost of goods sold of $45,000. Contributing to the increase in cost of goods sold was low production volume in California as well as our Montana plant creating unabsorbed costs of $138,000 for the third quarter period ended September 30, 2003. Low production volume was attributable to decreased orders during this period. Gross margins on the Company’s various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

        Research and development (“R&D”) expenses reflect a $17,000 decrease for the quarter ended September 30, 2003 compared to the same period last year. R&D expenditures decreased from $69,000 for the quarter ended September 30, 2002 to $52,000 for the same period in 2003 due to a decrease in costs allocated to R&D from less activity in research in 2003. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products.

        Sales, General, and Administrative (“SG&A”) expenses were $567,000 and $460,000 through period ended September 30, 2003 and 2002 respectively, an increase of $107,000. The increase was due partly to expenses relating to our expanding sales and marketing functions as well as increased employee related benefit costs.

        Professional fees decreased to $96,000 for the period ended September 30, 2003 from $143,000 for the same period in 2002. The decrease of $47,000 is due primarily to a decrease in consulting fees this year compared to this period in 2002.

        Investor relation fees decreased $22,000 to $16,000 for the quarter ended September 30, 2003 from $38,000 for the quarter ended September 30, 2002. The reduction was primarily due to the absence of an investor relations firm during this quarter ended September 30, 2003 compared to this period in 2002 as well as reduced financial publishing fees.

        We had a net loss of $610,000 for quarter ended September 30, 2003, or $0.02 per share, compared to a net loss of $265,000, or $0.01 per share, for quarter ended September 30, 2002, a decrease of $345,000 over the same period last year. The net loss is primarily due to decreased revenues, an increase in cost of goods sold, which included lower utilization of production capacity, and higher overhead expenses for quarter ended September 30, 2003, compared to quarter ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

        Consolidated revenues for nine months ended September 30, 2003 were $2,474,000, a decrease of $1,002,000, or 29% on a comparative basis to nine months ended September 30, 2002. The overall decrease in revenue on a comparative basis to the same time period last year was expected by management as we transitioned into a self directed marketing strategy. This strategy is expected to enable us to substantially increase our market share of both domestic and international markets.

        Our domestic marketing program emphasizes the reliance on key regional and national distribution systems to expand our presence in the marketplace. In addition to the use of outside distribution systems, we continue our manufacturer direct sales and marketing activities. As anticipated, putting this distribution system in place meant temporary decrease in sales volume from one of our largest customers. Orders are expected to return to normal during the fourth quarter of 2003. We have also experienced a reduction in sales from our largest domestic stablized rice bran solubles customer. This fall off seems to be due to the typical “product life cycles” inherent in traditional multi-level marketing systems. This customer has since launched new products containing several of our product lines as ingredients, the fruits of which should be evidenced during the fourth quarter of 2003.

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

        Gross margins for nine months ended September 30, 2003 were $1,020,000, or 41%, compared to $2,091,000 or 60%, during the same period last year. The decrease in gross margin dollars of $1,071,000 was attributed to the decrease in revenues of $1,002,000 added to an increase in cost of sales of $68,000. The decrease in the gross margin percent was primarily due to low production volume at our Montana plant creating unabsorbed costs of $291,000 for period ended September 30, 2003. Gross margins on the Company’s various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

        R&D expenses decreased $13,000 for nine months ended September 30, 2003 compared to the same period last year. R&D expenditures decreased from $188,000 for nine months ended September 30, 2002 to $175,000 for nine months ended September 30, 2003. The change in R&D expenses is mostly due to a decrease in costs allocated to R&D from less activity in research in 2003. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of our product.

        SG&A expenses were $1,666,000 for nine months ended September 30, 2003, compared to $1,309,000 for nine months ended September 30, 2002, an increase of $357,000. The increase was due mostly to employee expenses relating to our expanding sales and marketing functions as well as increased medical benefit costs.

        Professional fees decreased $15,000 to $362,000 for nine months ended September 30, 2003 from $377,000 for the prior year’s period. The decrease was mostly due to decreased consulting fees this year compared to this period in 2002.

        Investor relations fees decreased from $78,000 for nine months ended September 30, 2002 to $69,000 for nine months ended September 30, 2003. The decrease of $9,000 was attributed to the absence of an investor relations firm during this period in 2003.

        For nine months ended September 30, 2003, we experienced a net loss of $1,240,000, or $.03 per share, compared to net income of $96,000, or $0.00 per share, for nine months ended September 30, 2002, a decrease of $1,336,000 compared to the same time period last year. The net loss is due to decreased revenues, an increase in cost of sales, which included lower utilization of production capacity, higher overhead expenses, offset by lower income tax expense through nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        For period ended September 30, 2003, our cash balance decreased compared to the same period last year. Our cash balance at September 30, 2003 decreased $237,000 to $1,933,000, down from $2,170,000 at September 30, 2002. Management believes our cash reserve is adequate to meet future operating requirements.

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

        In 2002, our Board of Directors approved resolutions authorizing us to repurchase up to a total of $1,000,000 of our own stock on the open market for a period of one year, which period expired on October 22, 2003. For quarter ended September 30, 2003, we repurchased 556,900 shares at a cost of $140,005 accumulating to 660,526 total shares repurchased under the program at a cost of $166,689, an average price per share of $0.25.

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

        We are in the process of broadening our presence in the international markets. Building on year 2001 successful proof-of-concept program in Guatemala, we continue to develop and expand international market development activities in Central America. We will be working with major rescue and relief agencies, congressional supporters and government offices of the United States Department of Agriculture and the United States Agency for International Development to bring a multi-year program to provide nutritional drinks to one million children each school day from a RiceX facility located within the region. We have secured a financing commitment from Overseas Private Investment Corporation to assist in funding the facility. There can be no assurance that this financial commitment will lead to building a facility in the region.

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

        These efforts could significantly increase demand for our products beyond our current production capacity. While we believe we can increase our production capacity to meet sales demand, significant additional capital could be required to meet such expansion requirements. We have sufficient cash reserves to meet all anticipated short-term operating requirements. However, the timing and amount of any long-term capital requirements cannot be predicted at this time. There can be no assurance that any financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to develop or expand our business, develop new products, or develop new markets at the rate desired and our operating results may be adversely affected.

Item 3.    CONTROLS AND PROCEDURES

        We established a compliance committee in 2002 to carry out an evaluation of the effectiveness of our disclosure controls and procedures. As of September 30, 2003, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Chief Financial Officer, of material information that we are required to include in periodic Securities and Exchange Commission filings.

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, none of the litigation in which we are currently involved, individually or in the aggregate, is expected to result in a material adverse effect on our financial position or results of operations.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        In 2002, our Board of Directors approved resolutions authorizing us to repurchase up to a total of $1,000,000 of our own stock on the open market for a period of one year, which period expired on October 22, 2003. Through quarter ended September 30, 2003, we repurchased 556,900 shares at a cost of $140,005 accumulating to 660,526 total shares repurchased under the program at a cost of $166,689, an average price per share of $0.25.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

      NONE

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      NONE

Item 5.    OTHER INFORMATION

      NONE

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Index to Exhibits

        The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

4.1	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Steven W. Saunders dated September 23, 2003.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

      (b)    Reports on Form 8-K

      NONE

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE RICEX COMPANY

Date: November 14 , 2003	By: /s/ Daniel L. McPeak
Daniel L. McPeak
Chairman of the Board and
Chief Executive Officer

Date: November 14 , 2003	By: /s/ Todd C. Crow
Todd C. Crow
Director, Vice President, Finance
and Chief Financial Officer