Form 10KSB
period 2003-12-31
RICEX CO
filed 2004-03-30
CIK 1061881

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.001 par value
(Title of Class)

        Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        State issuer's revenues for its most recent fiscal year: $3,511,000

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 1, 2004, the aggregate market value of the company’s common stock held by non-affiliates was $6,555,000.

        State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of March 1, 2004, shares of common stock outstanding were 38,060,238.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes          No

FORM 10-KSB

INDEX

PART I

Item 1.	DESCRIPTION OF THE BUSINESS
Item 2.	DESCRIPTION OF PROPERTY
Item 3.	LEGAL PROCEEDINGS
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Item 7.	FINANCIAL STATEMENTS
Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 8A.	CONTROLS AND PROCEDURES

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Item 10.	EXECUTIVE COMPENSATION
Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13.	EXHIBITS AND REPORTS ON FORM 8-K
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Signatures

Certification

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

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 13 below.

PART I

Item 1.	DESCRIPTION OF THE BUSINESS

OVERVIEW

        We were incorporated under Delaware law in May 1998. We succeeded to the business of our predecessor corporation, Food Extrusion, Inc., pursuant to a re-incorporation that was effective upon completion of the merger of the Nevada corporation with the Delaware corporation on August 4, 1998. Food Extrusion, Inc, was incorporated in California in May 1989 and subsequently merged in a stock-for-stock exchange into Core Iris, a Nevada corporation and subsequently changed its name to Food Extrusion, Inc. Food Extrusion, Inc. changed its name to The RiceX Company in May 1998. Food Extrusion Montana, Inc., was incorporated in Montana in December 1996, as our wholly owned subsidiary. In January 1997, Food Extrusion Montana, Inc. acquired certain assets of Centennial Foods, Inc., an Idaho corporation in exchange for common stock and the assumption of certain liabilities, which were paid in full in January 1999.

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

        We generated approximately $3,511,000 and $5,383,000 in revenue for the years ended December 31, 2003 and 2002, respectively. We reported net loss of $1,292,000 for year ended December 31, 2003 and net income of $374,000 for year ended December 31, 2002. Our net operating loss, or NOL, carry-forwards from previous years expire for federal tax purposes at various dates from 2011 through 2024, and expire for state tax purposes in 2004 through 2013. See Part II — Item 7. “Financial Statements”.

        Our business is not seasonal. See Part II — Item 7. “Financial Statements”.

        We occupy approximately 24,800 square feet of executive offices, warehouse and production facilities in El Dorado Hills, California and Dillon, Montana.

        RiceX™ and RiceX Solubles™ are our registered trade names. Mirachol®, Max “E”® and Max “E” Glo® are our registered trademarks. In addition to our trade names and our trademarks, we hold patents to the production of Beta Glucan and to a micro nutrient enriched rice bran oil process. We also hold patents to a method to treat high cholesterol, to a method to treat diabetes and the process for producing Higher Value Fractions, or, HVF from stabilized rice bran.

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

INDUSTRY BACKGROUND

THE IMPORTANCE OF RICE

        Rice is the staple food for approximately 70% of the world’s population, and is the staple food source for several of the world’s largest countries. World rice production is expected to be more than 500 million metric tons in the 2003-2004 crop year (according to the United States Department of Agriculture), constituting more than one quarter of all cereal grains produced worldwide. The United States accounts for less than 2% of the world’s rice production. Ninety percent (90%) of world rice tonnage is produced in 13 countries with aggregate populations of 3.2 billion people (USA Rice Federation, Rice Notes). Approximately 75% of all rice production occurs in China, India, South East Asia, Africa and South America. Combined these regions have a population of 2.3 billion people

(nearly 50% of the world’s population), and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

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

        Bran leaving our stabilization system is deposited on a food-grade conveyor that tempers the product and reduces moisture content. We call this bran “RiceX Bran”. This RiceX Bran is then discharged onto the cooling unit. A high volume, low-pressure airflow further dehumidifies and cools the RiceX Bran as it moves forward. The cooled RiceX Bran is then loaded into one ton shipping containers for transportation to other processing facilities or is transported by pneumatic conveyor to a bagging unit for packaging in 30, 40, 50 and 2,000 pound sacks. RiceX Bran has a shelf life of at least one year and is rich in tocopherols, tocotrienols, oryzanols, a complete and balanced amino acid profile and other nutritional and natural compounds that exhibit positive health properties.

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

BENEFITS OF RICEX STABILIZED RICE BRAN

        Rice bran is a rich source of protein, oil, vitamins, antioxidants, dietary fiber and other nutrients. The approximate composition and caloric content of RiceX Stabilized Rice Bran is as follows:

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

        We have been assigned five U.S. patents relating to the production or use of Nutraceutical or HVF products. The patents include patent number 5,512,287 “PRODUCTION OF BETA-GLUCAN AND BETA-

GLUCAN PRODUCT,” which was issued on April 30, 1996; patent number 5,985,344 “PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL,” which was issued on Nov. 16, 1999; patent number 6,126,943 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS,” which was issued on Oct. 3, 2000; patent number 6,303,586 B1 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA,”which was issued on Oct. 15, 2001 and patent number 6,350,473 B1 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS,” which was issued on Feb. 26, 2002. We plan to apply for additional patents in the future as new products, treatments and uses are developed.

BUSINESS STRATEGY

        Our goal is to become the world’s leading producer and distributor of stabilized rice bran and rice bran based products in the premium consumer food and animal feed sectors of the marketplace. We will produce stabilized rice bran and related products in manufacturing facilities we own or through joint venture arrangements. See “Supply and Manufacturing” below. We do not intend to sell our proprietary technology or processing methods. We intend to protect our process and products through both trade secret protection and through patent and trademark protection. See “Patents and Trademarks” below.

        We intend to continue research and development efforts to establish the efficacy of our stabilized rice bran based products in providing nutritional support to individuals with chronic diseases and in promoting human health and nutrition. We believe that clinical support for stabilized rice bran products will further enhance the value of our products as nutraceuticals and functional food ingredients. Finally, we intend to aggressively market our products in four distinct product areas. These areas are nutraceuticals, functional food ingredients, performance feed and companion pet food supplements, and rice bran oils. In further pursuit of this goal, we have focused and will continue to focus our marketing and development efforts in developed regions, including the U.S., Europe, South Africa, Argentina, Japan, Korea and Taiwan; and in developing regions, including in Central and South America, India, China, Indonesia and most of the other countries in Asia and Africa.

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

        Our first international strategic alliance was established in December 2000 with PRODESA and the Christian Children’s Fund in Guatemala. Under this alliance, we supplied nutritionally dense ingredients throughout Guatemala over a twelve-month period starting in January 2001. As a result, our stabilized rice bran product, RiceX Solubles, has been used as a base for nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children in rural communities throughout Guatemala. The twelve-month program in Guatemala was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. This proof-of-concept program in Guatemala generated nearly $2,300,000 in revenues for us for year ended December

31, 2001. In 2002, El Salvador’s Ministry of Education in San Salvador purchased our stabilized rice bran product, RiceX Solubles, for applications in its school nutrition programs for El Salvadorian children. The agreement, which follows the similar program of Guatemala, resulted in revenues of approximately $1,000,000 for year ended December 31, 2002. Other similar programs in the region resulted in receiving payment for RiceX Solubles of approximately $600,000 in December 2003, which will result in recognizing the revenue in the first half of calendar year 2004.

        We are in the process of broadening our presence in the international markets. Building on year 2001 successful proof-of-concept program in Guatemala, we continue to develop and expand international market development activities in Central America. We have two program approaches, year-to-year applications and multi-year self sustaining programs. The year-to-year programs approach call for direct purchase sales contracts financed in part through the United States government’s Public Law 416b programs, with joint participation by the host country government. Therefore, these commitments require authorizations by each country’s authorized representatives. Two 416b program applications have been submitted to the United States Department of Agriculture, or USDA, for the 2004 – 2005 fiscal years. One application is for Guatemala, the other for Honduras. Due to domestic and global uncertainties in government programs, we have experienced delays in finalizing purchase orders and delivery schedules for RiceX Solubles into this region. However, we believe that product sales and shipments will continue and expand into additional Central American countries during 2004 and beyond. There can be no assurance that any of our applications will be approved by USDA.

        We are working with major rescue and relief agencies, congressional supporters and government offices of the USDA and the United States Agency for International Development to bring a multi-year program to provide nutritional drinks to one million children each school day from a RiceX facility located within the Central American region. We have secured a financing commitment from Overseas Private Investment Corporation to assist in funding the facility. However, there can be no assurance that this financial commitment will lead to building a facility in the Central American region.

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

        We have had preliminary discussions regarding the demonstration of our system and the end products for our technology with a number of companies and governments including countries in Central America, India, China, Argentina, Brazil, Malaysia and certain African countries. However, there can be no assurance that these discussions will lead to implementation of the RiceX Process with these companies or governments.

SALES AND MARKETING

        We have targeted four distinct product areas in which RiceX Bran and related products may be used as the primary ingredient. Our key marketing strategy is to form strategic alliances with industry leaders in each of our target markets. This strategy will allow us to leverage the research, marketing and distribution strengths of our partners in order to more economically and efficiently introduce and market products. We have formed alliances, or have entered into negotiations to form alliances, in each of our target markets, which are nutraceuticals, functional food ingredients, performance feed and companion pet food supplements.

        Our overall marketing plans in each of the target markets are discussed below.

NUTRACEUTICALS

        Nutraceuticals are food-derived substances with pharmaceutical-like properties, including vitamins and dietary supplements. RiceX Bran can be used as a nutraceutical to provide certain specific nutrients or food components (including antioxidants, oryzanols, Vitamin E, Vitamin B, and bran fiber) or to address specific health applications such as cardiovascular health, diabetes control, fighting free radicals and general nutritional supplementation. We have sold RiceX Bran products as ingredients to consumer nutrition and healthcare companies, national nutritional retailers, and multi-level personal product marketers. We continue to develop HVFs, the nutraceutical-like compounds found in rice bran that provides specific health benefits. We have also been informed that at least one national nutritional retailer and other personal product marketing companies are working on development of special products utilizing RiceX Bran and its related products. However, there can be no assurance that such marketing efforts will be successful or that any of the proposed products will be developed in a commercially reasonable time or at all.

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

PERFORMANCE FEED AND COMPANION PET FOOD SUPPLEMENTS

        We also market RiceX Bran as a feed supplement for animals. RiceX Bran is used as an equine feed supplement and has proven to provide greater muscle mass, improved stamina, and hair-coat luster when added to a normal diet. Show and performance horses represent the premium end of the equine market and present a $12 to $15 million market share opportunity for our future revenue growth. During 2003, we launched our own equine supplement label “Max E Glo”. We have also initiated distribution and line development discussions with several major domestic premium pet food and equine feed manufacturers and distributors. However, there can be no assurance that these discussions will be successful.

RICE BRAN OILS

        Nutrient-rich oil made from RiceX Stabilized Rice Bran has a high flash point, which provides a long fry life and is not readily absorbed into food. The oil also maintains many of the nutritional benefits of whole rice bran products, making it ideally suited for healthy salad and cooking oils. We hold a patent on the process for obtaining micronutrient enriched rice bran oil and are developing stabilized rice bran marketing models for rice bran oil production. However, there can be no assurance that any of our marketing models will be successful.

MARKETING METHODS

        As of March 1, 2004, we have an Executive Vice President of Sales and Marketing and three domestic sales representatives. In addition, we have entered into agreements with PRODESA for Central America markets, and Kreglinger Europe for the United Kingdom and Benelux markets, for developing and marketing RiceX Bran products. We also continue to work to develop additional significant alliances in efforts to increase our sales volume.

        Pursuant to the Stabilized Rice Bran Processing Sales and Marketing Agreement between Farmers’ Rice Cooperative, or Farmers, a cooperative association organized under the California Food and Agriculture Code, and us, dated May 1, 2002, Farmers has a non-exclusive license to use our rice bran processing equipment for production of stabilized rice bran solely for sale to Farmers’ customers.

CUSTOMERS

        We have in excess of 180 active customer accounts. Currently, our major customers are Integris Corporation, Natural Glo and PGP International. We depended on these customers for approximately 50% of all sales revenue during 2003. Loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

SUPPLY AND MANUFACTURING

        We purchase unstabilized rice bran from one major supplier, Farmers. Pursuant to an agreement with Farmers, our stabilization machinery is physically attached to Farmers’ rice processing plants and the rice bran by-product is directly transferred to our machinery for stabilization without the need for shipping. The relationship with Farmers is symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while we have ready access to unstabilized bran. Farmers is currently our only supplier of unstabilized rice bran. We intend to enter into additional relationships with rice processors, both in the United States and abroad as part of our overall business strategy. Our production capacity currently stands at 1,500 tons per month. We believe that we will be able to obtain additional suppliers due to the benefits suppliers can expect to receive from an agreement with us. However, there can be no assurance that we will be successful in securing additional supply agreements.

        As required, we ship RiceX Bran from our facilities in California to our plant in Dillon, Montana for further processing into RiceX Solubles, Dextrinized Rice Bran and RiceX Fiber Complex. Current monthly production capacity is approximately 50 tons of RiceX Solubles and 50 tons of RiceX Fiber Complex. Additional equipment could more than double production capacity. We intend to acquire or construct an additional processing facility when and if the demand for RiceX Solubles and RiceX Fiber Complex justifies expansion.

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

PATENTS AND TRADEMARKS

        The RiceX Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran. We have chosen to treat the RiceX Process as a trade secret and not to pursue process or process equipment patents on the original processes. However, process improvements will be reviewed for future patent protection. We believe that the unique products, and their biological effects, resulting from our Stabilized Rice Bran are patentable. We have been assigned five U.S. patents relating to the production or use of Nutraceutical or HVF products. The patents include patent number 5,512,287 “PRODUCTION OF BETA-GLUCAN AND BETA-GLUCAN PRODUCT,” which was issued on April 30, 1996; patent number 5,985,344 “PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL,” which was issued on Nov. 16, 1999; patent number 6,126,943 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS,” which was issued on Oct. 3, 2000; patent number 6,303,586 B1 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA,” which was issued on Oct. 15, 2001 and patent number 6,350,473 B1 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS,” which was issued on Feb. 26, 2002. We plan to apply for additional patents in the future as new products, treatments and uses are developed.

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

COMPETITION

        Although we believe that we are the only company to use non-chemical methods to stabilize all natural rice bran so that the bran has a shelf life of over one-year, we compete with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements. We believe that our only significant competitor is Producer’s Rice Mill. This competitor may have greater capital resources than us; however, we believe that we have more experience in the rice bran industry. However, there can be no assurance that we will be able to compete successfully in the rice bran industry. We believe that our major nutritional supplement competitors include producers of wheat bran and oat bran, particularly in the functional food ingredients market segment.

RESEARCH AND DEVELOPMENT

        Rice bran contains a wide variety of antioxidants, vitamins and other nutrients associated with good health and resistance to disease. We have conducted a preliminary clinical evaluation that indicates RiceX products have efficacy in the nutritional management of certain conditions and diseases, such as diabetes mellitus and coronary vascular disease. Data from this study has been analyzed and the data supports the initiation of clinical trials. We intend to vigorously conduct these trials and, if successful, will develop foods containing the active nutraceutical components of RiceX Bran to manufacture products targeted at specific conditions or suitable for the maintenance of general health and well-being. However, there can be no assurance that the results of additional clinical trials will prove successful or that we will be able to develop additional new products. See “Governmental Regulations” below.

        Expenditures for research and development for the years ended December 31, 2003 and 2002 totaled $226,000 and $266,000, respectively. We expect to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

EMPLOYEES

        As of March 1, 2004, we had a total of 20 employees, all of whom were full time employees. We believe that our relations with our employees are good.

RISK FACTORS

LIMITED OPERATING HISTORY

        There is limited historical financial information about us upon which to base an evaluation of our performance or to make a decision regarding an investment in shares of our common stock. Although we were originally formed in May 1989, commercial manufacturing operations and marketing efforts did not commence until June 1996. We reported net loss of $1,292,000 for year ended December 31, 2003 and net income of $374,000 for year ended December 31, 2002, and generated almost $800,000 in cash from operations over this same two-year period. We have shareholders’ equity of $2,921,000 and aggregated cash and cash equivalents of $2,219,000 at December 31, 2003. Our management team has developed a strategic and financially sound business plan to meet the ongoing liquidity needs of our operations for the year ended December 31, 2004 and thereafter. We believe we have positioned ourselves to become the foremost premium ingredient supplier in the food manufacturing and animal feed sectors. However, our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance and absence of an operating history. Therefore, there can be no assurance that our business or products will be successful or that we will be able to achieve or maintain profitable operations. However, there can be no assurance that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

MARKET RISKS OF A NEW BUSINESS

        We have formulated our business plan and strategies based on certain assumptions regarding the size of the rice bran market, our anticipated share of this market and the estimated price and acceptance of our products. These assumptions are based on the best estimates of our management. There can be no assurance that our assessments regarding market size, potential market share attainable by us, the price at which we will be able to sell our products, market acceptance of our products or a variety of other factors will prove to be correct. Any future success may depend upon factors including changes in the dietary supplement industry, governmental regulation, increased levels of competition including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment, and reduced margins cause by competitive pressures.

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

RELIANCE ON ADEQUATE SUPPLY OF RAW RICE BRAN

        Our proprietary technology is used to stabilize rice bran, which is a by-product from milling paddy rice to white rice. We currently have a supply arrangement with one of the largest rice mills in the United States. We are pursuing other supply sources in the United States and in foreign countries. However, there can be no assurance that we will continue to secure adequate sources of raw rice bran to meet our requirements to produce stabilized rice bran products.

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

DEPENDENCE ON KEY EMPLOYEES

        We believe that our success will depend, to a significant extent, upon the efforts and abilities of the current group of executives, strategic alliance and joint venture partners. The loss of the services of one or more of these key personnel or partners could have a material adverse affect on our business, financial condition and results of operations. In addition, our future success will depend upon our ability to continue to attract and retain qualified management personnel. However, there can be no assurance that we will be successful in attracting and retaining such personnel.

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

•	announcements of developments related to our business,

•	fluctuations in our quarterly or annual operating results,

•	failure to meet securities analysts', or public expectations,

•	general conditions in the international marketplace and the worldwide economy,

•	announcements of technological innovations or new systems or enhancements by us or our competitors,

•	developments in patents or other intellectual property rights, and

•	developments in our relationships with customers and suppliers.

ANTI-TAKEOVER EFFECT OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW

        Under our Certificate of Incorporation, our Board of Directors, or Board, has the authority, without action by our stockholders, to fix certain terms of, and to issue, shares of Preferred Stock. We are incorporated under Delaware law. Certain provisions of our Certificate of Incorporation and certain provisions of Delaware law may have the effect of delaying, deterring or preventing a change in control of our company. Other provisions in our

Certificate of Incorporation and Bylaws, and Delaware law, impose procedural and other requirements that could make it more difficult to effect certain corporate actions, including replacing incumbent directors. Furthermore, our Board is divided into three classes of directors. Each class of directors serves for a staggered three-year term after the initial classification and election. This may make it more difficult for a third party to gain control of our Board. By virtue of these provisions, our Board may be able to take or prevent actions affecting unaffiliated stockholders without such stockholders’approval or consent. In addition, these provisions may adversely affect the market price of our common stock and reduce the possibility that an investor may receive a premium for his or her shares in a tender offer. See Part III – Item 9 “Directors, Executive Officers, Promoters and Control Persons.”

Item 2.	DESCRIPTION OF PROPERTY

        We currently lease a 5,600 square foot office facility at 1241 Hawk’s Flight Court, El Dorado Hills, California, and a 3,500 square foot warehouse and shipping facility at 1261 Hawk’s Flight Court, El Dorado Hills, California. Our subsidiary, Food Extrusion Montana, Inc., owns a 15,700 square foot production facility in Dillon, Montana. The leases for the El Dorado Hills facilities expire in September 2006. We have aggregate annual lease payments for the El Dorado Hills facilities approximating $60,000, net of sub-lease payment collections approximating $65,000 per year. In November 1999, we entered into a sub-lease agreement with a company, NutraCea (formally NutraStar), for a portion (7,800 square feet) of the facility located at 1261 Hawk’s Flight Court, El Dorado Hills, California. The sub-lease with NutraCea (formally NutraStar) expires in September 2006.

        We believe that our facilities are adequate for our anticipated needs through 2004 and that the properties are adequately covered by insurance.

Item 3.	LEGAL PROCEEDINGS

        From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, is expected to result in a material effect on our financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to our security holders for a vote during the Quarter ended December 31, 2003.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        The principal United States market for our common stock is the OTC Bulletin Board. These quotations reflect inter-dealer process, without retail mark-up, mark-down or commissions and may not represent actual transactions. The following table sets forth the range of high and low sales prices reported by the OTC Bulletin Board for such common stock for the periods indicated:

COMMON STOCK	HIGH	LOW
2003
First Quarter	$ 0.23	$ 0.14
Second Quarter	$ 0.35	$ 0.14
Third Quarter	$ 0.40	$ 0.20
Fourth Quarter	$ 0.33	$ 0.15

2002
First Quarter	$ 0.39	$ 0.27
Second Quarter	$ 0.49	$ 0.24
Third Quarter	$ 0.36	$ 0.22
Fourth Quarter	$ 0.30	$ 0.15

There were approximately 271 holders of record of our common stock as of March 1, 2004.

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

RECENT SALES OF UNREGISTERED SECURITIES

        In 1998, in conjunction with RiceX’s re-incorporation in Delaware, we increased our authorized number of common shares from 50,000,000 shares to 100,000,000 shares and authorized 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series. Our Board is authorized to establish the rights, preferences and privileges of each series of our preferred stock, when issued. At December 31, 2003, an aggregate of 38,060,238 shares of common stock were outstanding, and an additional 21,222,716 shares of our common stock were reserved for future issuance upon the exercise of stock options and warrants.

        During 2003, 2002 and 2001, we did not issue or sell any shares of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        Securities authorized for issuance under equity compensation plans at December 31, 2003 are as follows:

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	6,774,111	$0.66	3,225,889
Equity compensation plans not approved by security holders	0	$0.00	0
Total	6,774,111		3,225,889

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following is a discussion of our consolidated financial condition as of December 31, 2003 and the results of operations for the fiscal years ended December 31, 2003, 2002 and 2001, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

        A summary of our significant accounting policies is included in Note 1 to our Notes to Consolidated Financial Statements. We believe the application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information about our earnings results, financial condition and cash flows.

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that they believe to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

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

Revenue Recognition

        Revenues from product sales are recognized when products are shipped and when the risk of loss has transferred to the buyer. Deposits are deferred until either the product has shipped or conditions relating to the sale have been substantially performed.

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

EXECUTIVE SUMMARY

2003 Highlights

•	Domestic Market Revenue – Even though total revenues were down in 2003 on a comparative basis to last year, we experienced a successful launch of a new product label in the equine market, Max E Glo. We have teamed up with nine national and regional distributors to distribute Max E Glo to the United States and Canada. We have re-secured a supply agreement with one of our largest customers who temporarily left us to purchase from another supplier and subsequently returned. In 2003, we increased sales in our Stabilized Rice Bran Fine, or SRB Fine product line. This product line is distributed into the functional food market as well as used as a specialty product in the equine market. Our human functional food SRB sales increased $76,000, which includes human SRB Regular and human SRB Fine, compared to last year, and our animal SRB Fine sales into the specialty equine market increased $81,000, even though total SRB sales showed a decrease comparatively.
•	International Market Revenue – During 2003, we were successful in receiving a direct purchase sales contract, which is financed in part through the United States government’s Public Law 416b programs for Central America. We received payment of approximately $600,000 in December 2003. The revenue for this purchase will be recognized in 2004 when the shipments are received in Guatemala.
•	Cash Balance and Cash Flow – Our cash balance at December 31, 2003 was $2,219,000. We continue to generate cash from operations. For the year ended December 31, 2003, cash was provided from operating activities totaling $385,000 on a reported net loss of $1,292,000. Change in our total cash position at December 31, 2003 was up $295,000 compared to the balance of $1,924,000 at December 31, 2002.

2003 Challenges

•	Domestic Market Revenue – Total revenue was down $1,872,000 compared to last year. Sales were down in every product category except SRB Fine. Despite our product launch of Max E Glo into the equine market in 2003, our total equine revenues were down, mainly because of a temporary loss of a large customer to another supplier. Domestic sales of Solubles also were down in 2003, because of lower demand from a major customer.
•	International Market Revenue — Our Central American sales were zero in 2003 compared to $1,128,000 in 2002. This change was caused mostly by timing of shipments compared to 2002. In late December 2003, we began shipments to Central America that were slated for delivery in January 2004.
•	Price pressure – We experienced price pressure in the equine market in 2003. We anticipate similar pressure will continue as new entrants enter the market over time.

2004 Expectations

•	Revenue growth – We expect to build on our positive efforts and momentum into the domestic human functional foods market. We anticipate an 11% increase in pounds sold for domestic functional foods. We project increases in our domestic animal market, an increase of approximately 4 million pounds, or 75%. This increase is projected to include sales from a major customer who has returned to us, increased sales from our recent new product launch, and overall increased awareness of stabilized rice bran into the equine market in the United States and Canada. Sales to Central America will increase approximately $600,000 from zero in 2003 based on timing of our customer needs in 2004. Two applications for direct purchase sales contracts financed in part through the United States government’s Public Law 416b have been submitted to the United States Department of Agriculture for the 2004 – 2005 fiscal years. One application is for Guatemala, the other for Honduras. We may not recognize revenues from these applications, if successfully awarded, until 2005.
•	Price pressure – We experienced price pressure in the equine market in 2003 and anticipate similar price pressure in the equine market in 2004 as rice bran products have emerged from certain competitors during 2003.
•	SG&A cost reduction – We expect to trim overall Sales, General and Administrative, or SG&A, expenses by 13% in 2004 by reducing fixed overhead costs by 20% and controlling expense items in line with our commitment to operate efficiently and effectively in our current business environment.

        The following highlights our financial data for December 31, 2003, 2002 and 2001.

Selected Financial Summary
(in thousands except share data)

Consolidated Operating Results	2003	2002	2001
Revenue	$ 3,511	$ 5,383	$ 6,299
Gross Margin	1,646	3,277	3,853
	47%	61%	61%
Research and development expenses	226	267	201
Selling, general and administrative expenses	2,174	2,029	1,702
Stock option and warrant expense	9	12	12
Professional and investor relations fees	544	589	877
Bad debt expense	-	-	-
Net income (loss)	$ (1,292)	374	$ 1,129
Earnings per share	(0.03)	0.01	0.03
Weighted average number of shares outstanding	38,301,484	38,792,194	38,826,350
Consolidated Balance Sheets	2003	2002	2001
Cash and cash equivalents	$ 2,219	$ 1,924	$ 1,603
Total assets	4,069	4,907	4,660
Total liabilities and convertible debt	608	589	563
Deferred revenue, advance payments	540	-	221
Shareholders' equity	$ 2,921	$ 4,318	$ 3,876
Number of shares outstanding at December 31,	38,060,238	38,680,724	38,829,350

        We have developed a strategic and financially sound business plan to meet our ongoing liquidity needs for the year ended December 31, 2004 and thereafter. The operating plan includes improved gross margins from reduced costs by improved production efficiencies and product sales mix and by increased sales and expanded marketing efforts domestically and internationally. We also implemented spending controls, which reduced some overhead costs. Additionally, significant alliances are in process to help increase sales volume. We believe that we have positioned ourselves to become the foremost premium ingredient supplier in the food manufacturing and animal feed sectors. For a complete understanding of these activities, this Management’s Discussion and Analysis should be read in conjunction with Part I. Item 1- “Description of Business” and Part II. Item 7- “Financial Statements” of this Annual Report on Form 10-KSB.

YEAR ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

        Consolidated revenues for the year ended December 31, 2003 were $3,511,000, a decrease of $1,872,000, or 35% on a comparative basis to year ended December 31, 2002. We experienced an increase of $76,000 in sales to our domestic human SRB Regular and Fine markets and an increase of $81,000 to our domestic animal SRB Fine market, while sales from our domestic SRB Regular and Central American Solubles markets as well as our domestic Fiber market decreased $2,029,000 in total during year ended December 31, 2003, to equal a net decrease in revenues of 1,872,000 compared to the same period last year.

        We are in the process of broadening our presence in the international markets. Building on the year 2001 successful proof-of-concept program in Guatemala, we continue to develop and expand our international market development activities in Central America. In 2002, El Salvador’s Ministry of Education in San Salvador purchased stabilized rice bran product RiceX Solubles from us for applications in its school nutrition programs for El Salvadorian children. The agreement, which follows the similar program of Guatemala, resulted in revenues of approximately $1,000,000 for year ended December 31, 2002. We recognized no revenue in the Central America region during 2003. Because of timing with customer shipment arrival dates and contractual obligations for door-to-door delivery assurance of the 2003 program, revenue will be recognized upon delivery of the product to the Central American region in 2004 for the 2003 purchase order. We began shipments in late December, 2003.

        Gross margins for year ended December 31, 2003 were $1,646,000, or 47%, compared to $3,277,000, or 61%, during the same period last year. The decrease in percentage as well as gross margin dollars was the result of decreased sales in all but one product category (SRB Fine), product sales mix and unabsorbed costs at our Montana manufacturing facility. Gross margins on our different products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. We experienced a drop in sales of our higher margin product lines. We also experienced unfavorable price pressure in our SRB Regular equine market, attributable to emerging competition in 2003.

        Research and Development, or R&D, expenses decreased $41,000, to $226,000 for year ended December 31, 2003 compared to the same period in 2002. The change in R&D expenses is mostly due to the reduced activity in research and development. R&D expenses were mostly based on allocating SG&A costs dedicated to research personnel and process research.

        SG&A expenses were $2,174,000 for year ended December 31, 2003, an increase of $145,000. The increase was due primarily to expenses relating to our expanding sales and marketing functions. Included was $100,000 of commission expense related to a Central American purchase order and a portion related to marketing to the equine market and product launch in July 2003. This increase had been anticipated by management based upon their 2003 business development plan.

        Professional fees decreased $57,000, to $440,000, for year ended December 31, 2003 compared to last year. The decrease is primarily due to lower legal fees from reduced general corporate legal activity in 2003, and reduced consulting fees, mainly from discontinuing the retention of a sales consultant after the expiration of a consulting agreement ended in January 2003.

        Investor relations’ fees increased $12,000, to $104,000, for year ended December 31, 2003. The increase was primarily associated with expenses related to an investor relations firm and web page design work performed and paid in 2003. Investor relations’ fees this year included expenses related to printing and distribution of our annual report, SEC reporting requirements and expenses related to finalizing the purchase and control of our web site files.

        We had a net loss of $1,292,000 for year ended December 31, 2003, or $0.03 per share, compared to $374,000 for 2002, or $.01 per share. The net loss is due to decreased total revenues, lower utilization of production capacity, effects of unfavorable price pressure in the equine market, decreases in domestic Solubles sales, and no sales to Central America through year ended December 31, 2003. There were positive trends in our domestic functional food product lines as well as our domestic SRB Fine product line distributed to the equine market.

        The provision of income taxes on the statements of income consists of a $1,650 minimum state income tax. The California net operating losses have been suspended for 2002 and 2003, which caused us in 2002 to prepay but subsequently receive a refund on actual income versus projected income. Our provision for 2003 is $15,000 for year ended December 31, 2003, which was booked as prepaid expenses. We expect a refund of this provision except for a California State corporate income tax minimum of $1,600 in 2004.

        Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial statement purposes. At December 31, 2003, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2003, net operating loss carryforwards were approximately $12,500,000 for federal tax purposes that expire at various dates from 2011 through 2024 and $8,800,000 for state tax purposes that expire in 2004 through 2013.

        Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code and similar state regulations. The annual limitation may result in expiration of net operating loss carryforwards before utilization.

YEAR ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

        Consolidated revenues for the year ended December 31, 2002 were $5,383,000, a decrease of $916,000, or 15% on a comparative basis to year ended December 31, 2001. We experienced an increase of $358,000, or 10%, in sales from its domestic markets, while sales from our international markets, primarily Central America, decreased $1,275,000 during year ended December 31, 2002 compared to the same time period in 2001.

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

        Gross margins for year ended December 31, 2002 were $3,277,000, or 61%, compared to $3,853,000 or 61%, during the same period in 2001. The consistency in percentage was the result of continued plant efficiencies, favorable product sales mix, and lower raw material costs. Gross margins on our various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. We expect that gross margins will improve as sales volumes increase.

        R&D expenses increased $66,000 for year ended December 31, 2002 compared to the same period last year. R&D expenditures increased from $201,000 for year ended December 31, 2001 to $267,000 for year ended December 31, 2002. The change in R&D expenses was mostly due to the absence of reimbursement from a customer for R&D expenditures in process research, which occurred in the same period in 2001.

        SG&A expenses were $2,029,000 for year ended December 31, 2002, compared to $1,702,000 for year ended December 31, 2001, an increase of $327,000. The increase was due mostly to expenses relating to our expanding sales and marketing functions. These increase had been anticipated by management based upon their 2002 business development plan.

        Professional fees decreased $211,000 to $497,000 for year ended December 31, 2002 from $708,000 for the prior year’s period. The decrease is primarily due to lower legal and consulting fees as well as adjustments for reclassification of professional fees compared to year ended December 31, 2001.

        Investor relations’ fees decreased from $169,000 for year ended December 31, 2001 to $92,000 for year ended December 31, 2002. The decrease of $77,000 was primarily associated with expenses related to an investor relations firm in 2001. Investor relations’ fees this period include expenses related to printing and distribution of our annual report, SEC reporting requirements and expenses related to a public relations firm.

        Interest expense for period ended December 31, 2002 was zero, compared to $6,000 in the same period in 2001. These expenses in 2001 are finance charges related to director and officer insurance financing. There were no finance charges of this type in 2002. We have been out of long-term debt since December of 1999, and have not incurred any significant interest expenses.

        We had net income of $374,000 for year ended December 31, 2002, or $0.01 per share, compared to net income of $1,129,000 or $0.03 per share, a decrease of $755,000 over the same period in 2001. The decrease is primarily due to decreased revenues of $916,000, off-set by decreased cost of goods sold of $339,000, lower utilization of production capacity, and reduced sales to Central America through year ended December 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2003, our source of liquidity was cash and cash equivalents in the amount of $2,219,000. As of December 31, 2002, our cash and cash equivalent balance was $1,924,000, showing a positive change in cash and cash equivalents of $295,000. We believe our cash reserve is adequate to meet future operating requirements.

        We have developed a strategic and financially sound business plan to meet our ongoing liquidity needs for the year ended December 31, 2004 and thereafter. We believe that we have positioned ourselves to become a significant premium ingredient supplier in the food manufacturing and animal feed sectors. Our cash position has not required cash from financing activities in order to fund operations in the four years since retiring all our debt.

        In 2002, our Board approved resolutions authorizing us to repurchase up to a total of $1,000,000 of our own stock on the open market for a period of one year. We repurchased 628,544 shares of our own common stock at a cost of $165,000, on the open market during the year ending December 31, 2003, bringing the total of all repurchased shares of our common stock, including purchases in 2002, to 769,112. This repurchase program expired in October 2003.

        We remain on the cutting edge in developing nations by reducing malnutrition and enhancing nutritional growth potential school-aged children. Our first international strategic alliance was established in December 2000 with PRODESA and the Christian Children’s Fund in Guatemala. Under this alliance we supplied nutritionally dense ingredients throughout Guatemala over a twelve month period starting in January 2001. As a result, our stabilized rice bran product, RiceX Solubles, has been used as a base for nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children in rural communities throughout Guatemala. The twelve-month program in Guatemala was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. This proof-of-concept program in Guatemala generated nearly $2,300,000 in revenues for us for year ended December 31, 2001. In 2002, El Salvador’s Ministry of Education in San Salvador purchased stabilized rice bran product, RiceX Solubles, for applications in its school nutrition programs for El

Salvadorian children. The agreement, which follows the similar program of Guatemala, resulted in revenues of approximately $1,000,000 for year ended December 31, 2002. A follow up on PL 416b program for Guatemala resulted in receiving payment for RiceX Solubles of approximately $600,000 in December 2003, which will result in recognizing revenue in the first half of calendar year 2004.

        We are in the process of broadening our presence in the international markets. Building on year 2001 successful proof-of-concept program in Guatemala, we continue to develop and expand international market development activities in Central America. We have two program approaches, year-to-year applications and multi-year self sustaining programs. The year-to-year programs approach call for direct purchase sales contracts financed in part through the United States government’s Public Law 416b programs, with joint participation by the host country government. Therefore, these commitments require authorizations by each country’s authorized representatives. Two 416b program applications have been submitted to the USDA for the 2004 – 2005 fiscal years. One application is for Guatemala, the other for Honduras. Due to domestic and global uncertainties in government programs, we have experienced delays in finalizing purchase orders and delivery schedules for RiceX Solubles into this region. However, management believes that product sales and shipments will continue and expand into additional Central American countries during 2004 and beyond. However, there can be no assurance any of our applications will be approved by USDA.

        We are working with major rescue and relief agencies, congressional supporters and government offices of the USDA and the United States Agency for International Development to bring a multi-year program to provide nutritional drinks to one million children each school day from a RiceX facility located within the region. We have secured a financing commitment from Overseas Private Investment Corporation to assist in funding the facility. However, there can be no assurance that this financial commitment will lead to building a facility in the Central American region.

        We continue to focus our market development activities on nutritionally dense ingredients in the international market place first in Latin America and then in Asian countries. These market segments currently represent multimillion dollar potential market opportunities. We also continue to initiate strategic alliance discussions to identify and formulate potential joint venture opportunities with major domestic premium pet food and equine feed manufacturers and distributors. Domestic markets for these segments currently represent a potential opportunity of over $250 million annually. However, there can be no assurance that we will obtain additional strategic alliances.

        We also hope to partner with local governments and companies in developing nations on a joint venture basis to stabilize locally grown rice bran for local consumption and for future export. We plan to introduce our stabilization process systems in large rice mills located in Central and South America, Africa, China, India and Southeast Asia. We have had preliminary discussions regarding the demonstration of our system and the end products for this technology with a number of companies and governments including other countries in Central America, India, China, Argentina, Venezuela, Brazil, Malaysia and certain African countries. However, there can be no assurance that these discussions will lead to implementation of the RiceX Process with these companies or governments.

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

THE RICEX COMPANY

INDEPENDENT AUDITOR’S REPORT

The Board of Directors

The RiceX Company

We have audited the accompanying consolidated balance sheets of The RiceX Company and Subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The RiceX Company and Subsidiary as of December 31, 2003 and 2002, and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California
February 20, 2004

THE RICEX COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$2,219,091	$1,923,710
Trade accounts receivable, net of allowance for doubtful accounts, $20,000 in 2003 and 2002	679,243	1,365,475
Inventories	340,513	307,311
Deposits and other current assets	76,214	101,182
Total current assets	3,315,061	3,697,678
PROPERTY AND EQUIPMENT, net	694,161	1,116,958
OTHER ASSETS, net	59,586	91,986
	$4,068,808	$4,906,622

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 607,742	$ 577,709
Deferred revenue	539,899	11,261
Total current liabilities	1,147,641	588,970
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.001 per share, 100,000,000 shares authorized, 38,060,238 and 38,680,724 shares issued and outstanding in 2003 and 2002, respectively	38,060	38,681
Additional paid-in capital	29,154,428	29,315,287
Accumulated deficit	(26,271,321)	(24,978,898)
Deferred expenses relating to equity issuance	-	(57,418)
Total shareholders' equity	2,921,167	4,317,652
	$ 4,068,808	$ 4,906,622

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2003	2002
REVENUES:
Sales	$ 3,511,295	$ 5,380,752
Royalties	-	2,255

	3,511,295	5,383,007

COST OF SALES	1,865,055	2,106,081

	1,646,240	3,276,926

RESEARCH AND DEVELOPMENT EXPENSES	226,452	266,498
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,180,963	2,029,612
STOCK OPTION AND WARRANT EXPENSE	3,000	12,000
INVESTOR RELATIONS	104,423	92,257
PROFESSIONAL FEES	440,039	497,151

(Loss) Income from operations	(1,308,637)	379,408

OTHER INCOME (EXPENSE):
Interest and other income	17,864	28,192

(Loss) Income before income taxes	(1,290,773)	407,600

INCOME TAX EXPENSE	1,650	33,500
Net (loss) income	$(1,292,423)	$ 374,100
BASIC AND DILUTED EARNINGS PER SHARE,
Net (loss) income per share	$ (.03)	$ .01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	38,301,484	38,792,195

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock Shares Amount		Additional Paid-In Capital	Accumu-lated Deficit	Deferred Expenses Related to Equity Issuance	Total Share-holders' Equity (Deficit)

Balance, December 31, 2001	38,829,350	$ 38,829	$ 29,363,588	$ (25,352,994)	$ (173,038)	$ 3,876,381

Stock repurchase	(148,626)	(148)	(60,301)	-	-	(60,449)

Amortization of warrants
issued to former employees	-	-	12,000	-	-	12,000

Amortization of warrants
issued for consulting fees	-	-	-	-	76,556	76,556

Amortization of prepaid
processing fees	-	-	-	-	39,064	39,064

Net income for the year	-	-	-	374,100	-	374,100

Balance, December 31, 2002	38,680,724	38,681	29,315,287	(24,978,898)	(57,418)	4,317,652

Stock repurchase	(628,544)	(621)	(163,859)	-	-	(164,480)

Amortization of warrants
issued to former employees	-	-	3,000	-	-	3,000

Amortization of warrants
issued for consulting fees	-	-	-	-	57,418	57,418

Amortization of prepaid
processing fees	-	-	-	-	-	-

Net loss for the year	-	-	-	(1,292,423)	-	(1,292,423)

Balance, December 31, 2003	38,060,238	$ 38,060	$ 29,154,428	$ (26,271,321)	$ -	$ 2,921,167

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,292,423)	$ 374,100
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation and amortization	380,019	703,720
Amortization of shares and warrants issued
for services, prepaid interest, and debt issuance cost	60,419	127,620
Net changes in operating assets and liabilities
Trade accounts receivable	686,232	(582,101)
Inventories	(33,202)	(66,917)
Deposits and other current assets	24,968	53,835
Accounts payable and accrued liabilities	18,772	26,473
Deferred revenue	539,898	(221,234)

Net cash from operating activities	384,683	415,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, and other assets	75,177	(34,402)
Proceeds from sale of equipment	-	-
Net cash from investing activities	75,177	(34,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(164,480)	(60,449)
Net cash from financing activities	(164,480)	(60,449)
NET INCREASE IN CASH
AND CASH EQUIVALENTS	295,381	320,645
CASH AND CASH EQUIVALENTS, beginning of year	1,923,710	1,603,065
CASH AND CASH EQUIVALENTS, end of year	$ 2,219,091	$ 1,923,710

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

        FoodEx Montana is engaged in the business of custom manufacturing grain-based products for food ingredient companies at its production facility in Dillon, Montana. The facility has specialized processing equipment and techniques for the treatment of grain products to cook, enzyme treat, convert, isolate, dry and package finished food ingredients. The soluble and fiber concentrate forms of the Company’s rice bran products is produced at the Montana facility.

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

        In 2003, three major customers each accounted for 22%, 17%, and 7% of sales, respectively. Accounts receivable includes amounts due from two customers comprising of 29% and 24% of the total outstanding.

        In 2002, three major customers each accounted for 28%, 21%, and 17% of sales, respectively. Accounts receivable includes amounts due from two customers comprising of 68% and 10% of the total outstanding. Approximately 17% of total sales were the result of exports to El Salvador.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents – Cash equivalents consist of highly liquid investments with an original or remaining maturity at the time of purchase of three months or less.

Allowance for doubtful accounts – The Company provides an allowance for accounts receivable it believes it may not collect in full. It evaluates collectibility of its accounts based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations such as bankruptcy, it records a specific reserve. For all other customers, the Company recognized reserves for bad debts based on current and historical collection experience. Accounts receivable are considered delinquent based on contractual terms. The Company does not charge interest on delinquent accounts.

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

Deferred expenses related to equity issuance – Costs incurred in connection with equity issuances are deferred and are amortized over the terms of the related service.

Revenue recognition – Revenues from product sales are recognized as products are shipped and when the risk of loss has transferred to the buyer. Deposits are deferred until either the product has shipped or conditions relating to the sale have been substantially performed.

Shipping and Handling – Shipping and handling expenses and reimbursement of shipping and handling expenses are captured in SG&A.

Research and development – Research and development costs are expensed when incurred.

Stock options – At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 5. The Company accounts for this plan under the recognition and measurement principles of APB Opinions No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DECEMBER 31,
	2003	2002
Net income, as reported	$ (1,292,423)	$ 374,100
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all awards	(45,600)	(36,688)

Pro forma net income	$ (1,338,023)	$ 337,412

Earnings per share:
Basic and diluted net income per share - as reported	$ (.03)	$ .01
Basic and diluted net income per share - pro forma	$ (.04)	$ .01

Weighted average fair value of options granted
to employees during the year	$ .15	$ .21

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

Reclassifications – Certain reclassifications have been made to the 2002 financial information to conform to the 2003 presentation.

Recent accounting pronouncements – In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE). It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either a) does not have equity investors with voting rights or b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual return. Most of the provisions of Interpretation No. 46 have been delayed until March 31, 2004. The Company does not have any VIE and accordingly the implementation of the Interpretation and will not have any impact on the Company’s financial position or results of operations.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

Note 2 – Inventory

Inventory consists of the following:

	DECEMBER 31,
	2003	2002
Finished goods	$240,708	$232,625
Packaging	99,805	74,686

	$340,513	$307,311

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	DECEMBER 31,
	2003	2002
Land and buildings	$ 380,154	$ 380,154
Equipment	4,593,237	4,657,699
Leasehold improvements	381,642	381,642
Furniture and fixtures	208,071	218,071
Construction in progress	-	10,717
	5,563,104	5,446,383
Less accumulated depreciation
and amortization	(4,868,943)	(4,531,325)
	$ 694,161	$ 1,116,958

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:
	DECEMBER 31,
	2003	2002
Trade accounts payable	$ 203,591	$ 257,633
Other accrued liabilities	404,151	320,076
Deferred revenue	539,899	11,261
	$ 1,147,641	$ 588,970

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office, laboratory and warehouse space under operating leases which expire in 2006. The Company has the unilateral right to terminate the facilities’ operating leases with six months written notice. Rent expense under operating leases was $59,577 and $60,189 for the years ended December 31, 2003 and 2002, respectively.

The following is a schedule of future minimum lease payments required under the above leases: Fiscal year ending each December

2004	$124,277
2005	126,592
2006	94,944
Total	$345,813

NOTE 6 – SHAREHOLDERS’ EQUITY

A.     Common and preferred stock

        In conjunction with RiceX’s re-incorporation in Delaware, the Company increased its authorized number of common shares from 50,000,000 shares to 100,000,000 shares and authorized 10,000,000 shares of preferred stock which may be issued from time to time, in one or more series, and authorized its Board of Directors to establish the rights, preferences and privileges of each such series, when issued. At December 31, 2003, an aggregate of 21,222,716 shares of the Company’s common stock was reserved for future issuance upon the exercise of stock options and warrants.

B.     Stock issued for services

        In July 1999, the Company issued 250,000 shares of common stock to a vendor in lieu of cash to guarantee direct supplies for three years, “prepaid processing fee.” The value of the common stock was $234,000 and is recorded as a contra account to shareholders’ equity and was amortized to cost of goods sold over the three year period. During 2003 and 2002, the Company amortized zero and $39,064, respectively.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – SHAREHOLDERS’ EQUITY (continued)

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

D.     Private placement

        During 2000, the Company issued 182,137 shares of common stock and warrants to purchase shares of common stock in conjunction with a $6 million dollar private placement for cash proceeds of $116,400. These warrants, which expire three years from issue date, have an exercise price for the first year of $1.00 per share, for the second year of $1.25 per share and for the third year of $1.50 per share. At December 31, 2003, all warrants issued in conjunction with this private placement have expired.

E.     Repurchase of common stock

        In 2002, the Board of Directors approved resolutions authorizing us to repurchase up to a total of $1,000,000 of its own stock on the open market for a period of one year. The Company repurchased 620,486 shares of the Company’s own stock on the open market during the year ending December 31, 2003. The total amount of shares of common stock repurchased under these resolutions as of December 31, 2003 was 769,112. The repurchase program expired in October 2003.

F.     Warrants and non-qualified stock options issued

At December 31, 2003, warrants and non-qualified stock options outstanding were as follows:

Shares issuable under warrants and non-qualified options	Number of Shares	Exercise Price Per Share	Exercise Period

Balance, January 1, 2002	21,499,369	$0.70 - $2.00	1 - 5 years

Expired during the year	(3,168,446)	$0.75 - $2.00	3 - 5 years

Balance, December 31, 2002	18,330,923	$0.70 - $1.65	1 - 5 years

Canceled during the year	(4,091,207)	$0.75 - $1.50	3 - 5 years

Balance, December 31, 2003	14,239,716	$0.70 - $2.00	1 - 5 years

The balance outstanding at December 31, 2003 and 2002 includes incentive warrants to purchase 7,714,287 shares which are restricted from sale and, or transfer, until such time when certain sales targets are achieved.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – SHAREHOLDERS' EQUITY (continued)

G.     Stock option plan

The Company has 10,000,000 shares of common stock reserved for grant to its officers, director and key employees under its stock option plan. At December 31, 2003, options to purchase 6,983,000 shares of common stock had been granted under the Plan and 3,017,000 shares were available for future grants. Options granted pursuant to the plan have lives of 10 years from the date subject to earlier expiration in certain cases, such as termination of the grantees' employment. Options vest 1/3 on the date of the grant, 1/3 on the first anniversary, and 1/3 on the second anniversary. Stock option information is as follows:

	Number of Shares	Weighted- Average Exercise Price
Shares under option at January 1, 2002	5,669,000	$ .73
Granted	1,180,000.34
Shares under option at December 31, 2002	6,849,000.66
Granted	330,000.24
Forfeited	(196,000)	.32
Shares under option at December 31, 2003	6,983,000	$ .65
Options exercisable at December 31, 2003	6,774,111	$ .66

The weighted average fair value of the options granted in 2003 and 2002 were $0.15 and $0.21 respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.20-0.30	610,000	8.86	0.20-0.30	431,667	0.20-0.30
0.36-0.40	1,460,000	7.73	0.36-0.40	1,429,444	0.36-0.40
0.72-0.79	4,773,000	5.76	0.72-0.79	4,773,000	0.72-0.79
1.81	140,000	4.7	1.81	140,000	1.81

$.20 - 1.81	6,983,000	6.42	0.65	6,774,111	0.66

Pro Forma Information related to Option Grants

        Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The fair value of the Company’s options grants under the 1997 plan was estimated assuming no expected dividends and the following weighted-average assumptions:

	2003	2002

Expected life (years)	3	3
Expected volatility	103%	100%
Risk-free interest rate	1.50%	3.44%

NOTE 7 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan, The RiceX Company 401(k) Plan & Trust, which requires an employee to have completed one year of service and attained the age of 21 to participate in the plan. Additionally, the Company may, at its discretion, make additional employer contributions. In order to be eligible to receive an allocation of the discretionary contributions, the employee must work 1000 hours in and be employed on the last day of the plan year. Employees are immediately vested in company contributions. The Company contributes 3% of each employee’s salary annually to the plan regardless of employee participation. Plan contributions amounted to $36,000 and $36,000 in 2003 and 2002, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

        Ms. Patricia McPeak, the spouse of Daniel L. McPeak, Sr., Chairman of the Board of the RiceX Company and its Chief Executive Officer, served as a director of the Company from its formation in 1989 until the expiration of her term on June 29, 2001. From February 1989 to March 2000, Ms. McPeak also served the President of The RiceX Company. Ms. McPeak, who resigned that position on March 31, 2000, retained her seat on the Board until June 29, 2001, at which time her term expired.

        Ms. McPeak is an officer and director of NutraCea (formally NutraStar) a California Corporation. NutraStar changed its name to NutraCea in November, 2003. In late 2001 the Company entered into an Exclusive Distribution Agreement and Licensing Agreement with NutraStar. These agreements were terminated in July 2002 with NutraStar for its failure meet certain performance requirements as specified in the Exclusive Distribution Agreement. Also during December 2001 the Company agreed to cancel $190,000 of NutraStar’s indebtedness in exchange for 190,000 shares of NutraStar California’s Series A preferred stock. The Company has recognized sales to NutraCea of $229,000 and $444,000 during 2003 and 2002, respectively.

        In connection with the conversion of a $2,500,000 note to equity (note 6) the Company issued common stock and warrants to two principle parties, one of which is GBV Intermark Fund, LLC. The manager of this fund was appointed to the Company’s Board of Directors in October 2000 until the expiration of his term in June 2003. The shares of RiceX common stock and warrants issued to GBV Intermark Fund, LLC, were acquired by Intermark Group Holdings, LLC, on April 4, 2002 in a private transaction. The principle owner of Intermark Group Holdings, LLC was elected to the Company’s Board of Directors in June 2003.

NOTE 9 – INCOME TAXES

The provision for income taxes on the statements of income consists of $1,650 and $33,500 for the years ended December 31, 2003 and 2002, respectively. The California net operating losses have been suspended for 2002 and 2003 which results in the Company having state income tax expense in 2002.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Deferred tax assets (liabilities) are comprised of the following:

	DECEMBER 31,
	2003	2002
Net operating loss carryforward	$ 4,768,000	$ 4,151,000
Options and warrants	-	51,000
Accrued reserves	326,000	125,000
Research costs	770,000	821,000
Fixed assets	228,000	(291,000)
Other	-	15,000

	6,092,000	4,872,000
Less valuation allowance	(6,092,000)	(4,872,000)

	$ -	$ -

        Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial statement purposes. At December 31, 2003, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2003, net operating loss carryforwards were approximately $12,500,000 for federal tax purposes that expire at various dates from 2011 through 2024 and $8,800,000 for state tax purposes that expire in 2004 through 2013.

        Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the internal revenue code and similar state regulations. The annual limitation may result in expiration of net operating loss carryforwards before utilization.

        The provision for income taxes differs from the amount computed by applying U.S. federal statutory tax rate (34% in 2003 and 2002) to income before taxes as follows:

	DECEMBER 31,
	2003	2002
Computed expected tax	$ (438,863)	$ 138,584
Change in valuation allowance	1,220,000	(144,000)
Change in carryovers and tax attributes	(781,137)	38,916
State minimum taxes	1,650	-
	$ 1,650	$ 33,500

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON CASH FINANCING ACTIVITIES

        The provision for income taxes differs from the amount computed by applying U.S. federal statutory tax rate (34% in 2003 and 2002) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2003	2002
Supplemental cash flow information:
Cash paid (refunded) for income taxes	$(18,816)	$ 1,600

Non cash investing and financing activities:
Amortization/issuance of common stock and
warrants for services	$ 60,419	$127,620

NOTE 11 – EARNINGS PER SHARE

The Company computes earnings per share (EPS) in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires the presentation of basic EPS, which does not consider the effect of common stock equivalents, and diluted EPS, which considers all dilutive common stock equivalents.

	Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss)	$(1,292,423)	38,301,484	$ (.03)
Effect of Dilutive Securities
Stock options		106,667
Diluted EPS
Net income plus assumed
conversions	$(1,292,423)	38,408,151	$ (.03)

Options and warrants to purchase 21,222,716 shares of common stock at a range of $.20 – $1.81 a share were outstanding during 2003. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during the year.

	Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income	$ 374,100	38,680,724	$ .01
Effect of Dilutive Securities
Stock options		38,017
Diluted EPS
Net income plus assumed
conversions	$ 374,100	38,718,741	$ .01

Options and warrants to purchase 24,979,923 shares of common stock at a range of $.30 – $1.81 a share were outstanding during 2002. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during the year.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial instruments approximated carrying value at December 31, 2003 and 2002. The Company’s financial instruments include cash and accounts receivable for which the carrying amount approximates fair value due to the short maturity of the instruments.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A.	CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely altering them to material information relating to us (including the Company’s consolidated subsidiary) that is required to be included in the Company’s periodic Security Exchange Commission reports.

        There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

NAME	AGE	POSITION

Daniel L. McPeak, Sr	69	Class III Director, CEO, and Chairman of the Board
Kirit S. Kamdar(1)(2)	61	Class I Director
Steven W. Saunders(1)	48	Class I Director
Kenneth L. Miller(3)	59	Class II Director
James Lintzenich(1)(2)	50	Class II Director
Todd C. Crow	55	Class III Director, Vice President Finance & CFO
Ike E. Lynch	58	Vice President of Operations
Daniel L. McPeak, Jr	44	Vice President and General Manger

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Board of Directors and Compensation and Audit Committees until the expiration of his term, June 26, 2003

DIRECTORS AND EXECUTIVE OFFICERS

        DANIEL L. MCPEAK. Mr. McPeak co-founded our company in February 1989 and has served as Chairman of our Board since our formation. In November 1998, Mr. McPeak was re-appointed to act as our Chief Executive Officer, or CEO. Mr. McPeak previously served as our CEO from May 1989 to April 1997. Mr. McPeak will serve as a Class III Director until the election of Directors in 2004. Mr. McPeak is the father of Daniel L. McPeak, Jr., our Vice President and General Manager.

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

        KENNETH L. MILLER. Mr. Miller served as a Class II Director of our company from October 2000 until the expiration of his term, June 26, 2003. Mr. Miller co-founded Granite Bay Ventures, LLC, a venture capital firm, and has served as Senior Partner from January 1999 to present. From March 1995 to present, Mr. Miller has served as a self-employed consultant focusing on marketing and strategic planning. From November 1999 to the present, Mr. Miller has served as a Director of Polymer Bioscience, Inc., a medical device company. From November 1998 to the present, Mr. Miller has served as a Director of Digital Doc, Inc., a dental technology company. From 1991 to 1996, Mr. Miller served as Senior Vice President of Field Operations for LeFebure Corporation, a bank equipment manufacturing company. From 1979 to 1991, Mr. Miller held various positions, including Director of Marketing and Vice President, General Manager of the Mosler Division of American Standard, Inc., an electronics systems firm. From 1971 to 1979, Mr. Miller held various senior financial and management positions in the moving and storage industry.

        JAMES C. LINTZENICH. Mr. Lintzenich has served as a Class II Director of our Company since June 2003. He will serve as a Class II Director until the next election of Class II Directors in 2006. From August 2000 to April 2000 Mr. Lintzenich served as President and Chief Operating Officer of SLM Corporation (Sallie Mae), an educational loan institution. From December 1982 to July 2000, Mr. Lintzenich held various senior management and financial positions including Chief Executive Officer and Chief Financial Officer of USA Group, Inc., a guarantor and servicer of educational loans. Mr. Lintzenich currently serves on the Board of Directors of the Student Loan Marketing Association (an SLM Corp subsidiary) and the Lumina Foundation for Education.

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

        DANIEL L. MCPEAK, JR. Mr. McPeak joined our company in July 1996, and has been our Vice President and General Manager since November 1998. From July 1996 to July 1997, he served as Director of Sales and Marketing, then moved to the position of Business Manager until November 1998. From 1994 until joining us, Mr. McPeak served as Vice President of Marketing for Fort Knox, Inc., a security products manufacturer. Daniel L. McPeak, Jr. is the son of Daniel L. McPeak, Sr., our CEO and Chairman of the Board.

BOARD OF DIRECTORS

        Our Board is classified into three classes, designated Class I, Class II and Class III. The term of office of the initial Class I Directors expired at the first regularly scheduled meeting of the stockholders following the effective date of our Certificate of Incorporation (August 4, 1998). The term of office of the initial Class II Directors expired at the second annual meeting of the stockholders following the effective date of our Certificate of Incorporation. And, the term of office of the initial Class III Directors expired at the third annual meeting of the stockholders following the effective date of our Certificate of Incorporation. Presently, each of our directors holds office for a three-year term. The classification of our Board has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the members of our Board.

BOARD COMMITTEES

        Our Board has established an Audit Committee and a Compensation Committee.

        Our Audit Committee, consisting of Kirit Kamdar, Kenneth L. Miller, until his term expired June 26, 2003, and James C. Lintzenich, facilitates and maintains open communications among our Board, our Audit Committee, senior management and our independent auditors. Our Audit Committee also serves as an independent and objective party to monitor our financial reporting process and internal control system. In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. The Audit Committee held three meetings in fiscal year 2003 and all members participated. Our Board has determined that the chair of our Audit Committee, Mr. Lintzenich, meets the Securities and Exchange Commission’s definition of audit committee financial expert. Mr. Lintzenich is “independent”, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

        Our Compensation Committee, consisting of Kirit Kamdar, Steven Saunders, Kenneth L. Miller, until his term expired June 26, 2003, and James C. Lintzenich, establishes salary, incentive and other forms of compensation for our CEO, and administers our 1997 Stock Option Plan. Our Compensation Committee meets periodically with management and our independent auditors. The Compensation Committee held one meeting in fiscal year 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Based upon a review of our records, we are not aware of any of our officers or directors that failed to timely file one or more reports disclosing beneficial ownership of our securities as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2003.

CODE OF ETHICS

        We have a Code of Ethics that applies to our chief executive officer, our chief financial officer and our principal accounting officer, as well as to other senior management and senior financial staff of our company, and complies with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder for codes of ethics applicable to such officers. Our Board has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other requirements of the Securities and Exchange Commission. Interested persons can obtain a copy of our Code of Ethics by writing to: Investor Relations c/o The RiceX Company, 1241 Hawk’s Flight Court, El Dorado Hills, California 95762.

Item 10.	EXECUTIVE COMPENSATION

        The following table sets forth the total compensation for our CEO and each of our current executive officers whose total salaries and bonuses for fiscal 2002 and 2003 exceeded $100,000 or would have exceeded $100,000 on an annualized basis. We refer to collectively to these executives as the “Named Executive Officers”.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation	All Other Compensation

				Awards
Name & Principal Position	Year	Salary	Other Annual Compensation	Securities Underlying Options/SARs (#)

Daniel L. McPeak, Sr. (1)	2003	$ 269,000	(2)	--	--
Chairman of the Board	2002	$ 269,000	(2)	175,000	--
Chief Executive Officer	2001	$ 250,000	(2)	200,000	--

Ike E. Lynch	2003	$ 149,000	(2)	--	--
VP Operations and Chief	2002	$ 149,000	(2)	125,000	--
Operating Office of Food	2001	$ 135,000	(2)	--	--
Extrusion Montana

Todd C. Crow (3)	2003	$ 149,000	(2)	--	--
Chief Financial Officer	2002	$ 149,000	(2)	175,000	--
	2001	$ 135,000	(2)	150,000	--

Daniel L. McPeak, Jr. (4)	2003	$ 149,000	(2)	--	--
Executive VP,	2002	$ 149,000	(2)	125,000	--
General Manager	2001	$ 135,000	(2)	--	--

(1)	Mr. McPeak was CEO from May 1989 to April 1997 and from November 1998 to present.
(2)	Other Annual Compensation is less than 10% of Salary.
(3)	Mr. Crow was Chief Financial Officer from May 1996 to September 1997 and from November 1998 to present.
(4)	Mr. McPeak, Jr. was Vice President of Sales and Marketing from July 1996 to October 1997 and from November 1998 to present Executive Vice President, General Manager.

OPTION ACTIVITY IN 2003 TO EXECUTIVES

        The following table sets forth for each of the Named Executive Officers certain information concerning stock options activity granted during 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Market Price ($/Sh)	Expiration Date
None

STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

        The table below reflects the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2003 for the Named Executive Officers. Values for “in-the-money” options represent the position spread between the exercise price of existing options and the market value for our common stock on December 31, 2003.

AGGREGATE OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

			Number of		Value of Unexercised
	Shares Acquired on	Value	Unexercised Options		In-the-Money Options
	Exercised (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
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

EMPLOYMENT AGREEMENTS

        MCPEAK, SR. EMPLOYMENT AGREEMENT. We entered into an Employment Agreement with Daniel L. McPeak, Sr. in April 2000, pursuant to which Mr. McPeak agreed to serve as Chairman of our Board, and as our CEO. The employment agreement provides that Mr. McPeak will receive an annual base salary of $250,000. The agreement terminates on March 31, 2003, unless Mr. McPeak’s employment is terminated earlier. In April 2003 the Board of Directors extended Mr. McPeak’s employment agreement until such time the Board of Directors notifies Mr. McPeak that his extended employment agreement will terminate in ninety days. Mr. McPeak has chosen to retire effective March 31, 2004. Thereafter, for a five-year period commencing April 1, 2004 and ending on March 31, 2008, the employment agreement will convert to a consulting agreement. During the consulting period, we will pay Mr. McPeak a consulting fee of $125,000 per year. If during the consulting period, our annual sales revenues reach or exceed $12,000,000, the consulting fee will be increased to $175,000 per year. The term will be automatically extended for additional one-year periods unless either party delivers notice of election not to extend the term at least 60 days prior to the end of the then current term. Mr. McPeak’s employment may be terminated prior to the expiration of the term, in the event of Mr. McPeak’s death or termination by us for “Cause” (as defined in the employment agreement). In addition, the agreement may be terminated if we terminate Mr. McPeak without cause. If Mr. McPeak is terminated without cause, he is entitled to the base salary in effect at such time for the remainder of the term of the agreement. Within six months of first receiving notice of a “Change in Control” (as defined in the employment agreement), Mr. McPeak may elect to retire from service and render, on a non-exclusive basis, only such consulting and advisory services to us as he may reasonably accept. In such an event, he is also entitled to continue receiving his benefits and salary until the latter of six months after the date of such election, subsequent full-time employment with another enterprise, or the expiration of the term of the agreement.

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

        CROW EMPLOYMENT AGREEMENT. In May 1999, we entered into an employment agreement with Todd C. Crow, pursuant to which Mr. Crow agreed to serve as our Chief Financial Officer. Mr. Crow’s employment agreement provides that he will receive an annual base salary of $125,000 increased to $135,000 on May 1, 2000, and will be reviewed annually. The agreement was extended and terminates on May 1, 2009, unless it is terminated earlier. The term will be automatically extended for an additional five-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. Crow’s employment may be terminated prior to the expiration of the agreement by the mutual written agreement of the parties or in the event of Mr. Crow’s disability. For the purposes of the employment agreement, “disability” means Mr. Crow’s inability, due to physical or mental impairment, to perform his duties and obligations, despite reasonable accommodation by us, for a period exceeding three months. Mr. Crow’s employment may also be terminated in the event of his death, notice by us of termination for cause (as defined in the agreement), or written notice by us of termination without cause, upon fourteen (14) days notice. Mr. Crow is entitled to compensation for early termination. If Mr. Crow is terminated without cause, we will pay to him, as liquidated damages and in lieu of any and all other claims which Mr. Crow may have against us, the amount equal to Mr. Crow’s monthly base salary multiplied by the number of months remaining in the term of this agreement, or a payment amount equal to two years of Mr. Crow’s base salary, whichever is greater.

        MCPEAK, JR. EMPLOYMENT AGREEMENT. In May 1999, we entered into employment agreement with Daniel L. McPeak, Jr., pursuant to which Mr. McPeak agreed to serve as our Executive Vice President and General Manager. The McPeak, Jr. employment agreement provides that Mr. McPeak will receive an annual base salary of $125,000 increased to $135,000 on May 1, 2000, and will be reviewed annually. The McPeak, Jr. employment agreement was extended and terminates on May 1, 2009, unless it is terminated earlier. The term will be automatically extended for an additional five-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. McPeak’s employment may be terminated prior to the expiration of the agreement by the mutual written agreement of the parties or Mr. McPeak’s disability. For the purposes of the employment agreement, “disability” means Mr. McPeak’s inability, due to physical or mental impairment, to perform his duties and obligations, despite reasonable accommodation by us, for a period exceeding three months. Mr. McPeak’s employment may also be terminated in the event of his death, notice by us of termination for cause (as defined in the agreement), or written notice by us of termination without, cause upon fourteen (14) days notice. Mr. McPeak is entitled to compensation for early termination. If Mr. McPeak is terminated without cause, we will pay to him, as liquidated damages and in lieu of any and all other claims which Mr. McPeak may have against us, the amount equal to Mr. McPeak’s monthly base salary multiplied by the number of months remaining in the term of this agreement, or a payment amount equal to two years of Mr. McPeak’s base salary, whichever is greater.

1997 STOCK OPTION PLAN

        Our Board adopted the 1997 Stock Option Plan, or the 1997 Plan, in November 1997 and the stockholders approved the 1997 Plan in May 1998. At our meeting of the stockholders held on June 29, 2001, the stockholders approved increasing authorized shares of common stock to be issued under the 1997 Plan from 5,000,000 to 10,000,000, increasing the number of reserved shares of common stock from 5,000,000 shares to 10,000,000 shares. As of December 31, 2003, a total of 3,017,000 shares are available for future grants. The 1997 Plan provides for the grant of “incentive stock options” as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or the Code, to our employees. The 1997 Plan also provides for the grant of options that are not intended to qualify as incentive stock options under Section 422A of the Code to our employees, non-employee directors and consultants. The exercise price of any incentive stock option granted under the 1997 Plan may not be less than 100% of the fair market value of our common stock on the date of grant, and the exercise price of any nonqualified stock option may not be less than 85% of fair market value and 110% of fair market value in the case of a participant owning stock possessing more than 10% of the voting rights of our company’s outstanding capital stock. Shares subject to an option granted under the 1997 Plan may be purchased for cash, in exchange for shares of common stock owned by the optionee, or other consideration as set forth in the plan. Our Board administers the 1997 Plan. Under the 1997 Plan, options vest not less than 20% per year and have 10-year terms (except with respect to 10% stockholders which have five-year terms). If we sell substantially all of our assets, are a party to a merger or consolidation in which we are not the surviving corporation, then we have the right to accelerate unvested options and will give the option holder written notice of the exercisability and specify a time period in which the option may be exercised. All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information as of March 1, 2004, or the Reference Date, with respect to the beneficial ownership of our common stock, by each person known by us to own beneficially more than five percent of our common stock, by each executive officer and director, and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws. As of the Reference Date, there were 38,060,238 shares of our common stock outstanding and unexercised warrants and options representing 21,197,716 shares.

Name (1)	Amount & Nature of Beneficial Owner (2)		Percent of Class
Monsanto
800 N. Lindbergh, St. Louis, MO 63167	7,167,479		12.10%
Daniel L. McPeak, Sr., Chairman of the Board and Chief
Executive Officer	5,949,095	(3)	10.04%
Intermark Group Holdings, LLC
10707 Club Chase, Fishers, IN 46038	5,803,574	(4)	9.79%
Gilbert L. McCord, Sr
7029 E. Hill Road, Grand Blac, MI 48439	5,803,571	(5)	9.79%
Glenn H. Sullivan
13778 Driftwood Drive, Carmel, IN 46033	3,919,715	(6)	6.61%
Kirit Kamdar, Director	2,051,250	(7)
Steven W. Saunders, Director	1,100,000	(7)
James C. Lintzenich, Director	50,000	(7)
Todd C. Crow, Chief Financial Officer	1,335,000	(7)
Ike E. Lynch, V.P. Operations	1,564,409	(7)
Daniel L. McPeak, Jr., V.P. General Manager	1,090,500	(7)

All directors and executive officers, as a group
(7 persons)	18,943,828		31.97%

(1)	Except as otherwise noted, the address for each person is c/o The RiceX Company, 1241 Hawk's Flight Court, El Dorado Hills, California 95762.
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

(5)

Includes warrants to purchase 4,017,857 shares of common stock. The warrants are currently exercisable. Warrants to purchase 2,232,143 shares are restricted from sale and, or transfer until such time when our revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000. According to Bankruptcy Plan Confirmation filed the shares of common stock and warrants held by Gilbert L. McCord, Sr. are used as collateral to a personal loan which Mr. McCord has defaulted. The lien holder has been granted the right to own or sell 1,346,964 shares of common stock and warrants to purchase 3,030,669 shares of common stock.

(6)

Represents warrants to purchase 3,919,715 shares of common stock. The warrants are currently exercisable. Warrants to purchase 2,600,000 shares are restricted from sale and, or transfer until such time when our revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

(7)

Includes options for the purchase of common stock as follows: Kirit S. Kamdar, 300,000; Steven W. Saunders, 300,000; James C. Lintzenich, 50,000; Todd C. Crow, 1,335,000; Ike E. Lynch, 1,165,000, also includes 14,409 shares of common stock and 52,000 options for the purchase of common stock held by Mr. Lynch's wife to which Mr. Lynch disclaims beneficial ownership; Daniel L. McPeak, Jr., 1,085,000.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Mr. Daniel McPeak, Sr. has served the Chairman of our Board since our formation in 1989. In November 1998, Mr. McPeak was re-appointed as our CEO. Mr. McPeak previously served as our CEO from May 1989 to April 1997. Mr. McPeak is the spouse of Ms. Patricia McPeak (see below) and the father of Daniel L. McPeak, Jr. On January 2, 2002, we issued Mr. McPeak a non-statutory stock option agreement to purchase 175,000 shares of common stock at an exercise price of $0.36 per share. One third of the option shares were fully vested upon date of grant. One third of the option shares vest and become exercisable at $0.36 per share on the first anniversary of the award date. One third of the option shares vest and become exercisable at $0.36 per share on the second anniversary of the award date. The market price on the date of grant was $0.36 per share. The expiration date of the option agreement is January 2, 2012. See Part III, Item 9, "Director Compensation" for further discussions. These stock options were issued in accordance with our Employee Stock Option program, which was ratified by our Board in 1997.

        Ms. Patricia McPeak, the spouse of Daniel L. McPeak, Sr., Chairman of our Board and our Chief Executive Officer, served as a director on our Board from our formation in 1989 until the expiration of her term on June 29, 2001. From February 1989 to March 2000, Ms. McPeak also served the President of our company. Ms. McPeak, who resigned that position on March 31, 2000, retained her seat on our Board until June 29, 2001, at which time her term expired.

        Ms. McPeak is an officer and director of NutraCea (formally NutraStar) a California Corporation. NutraStar changed its name to NutraCea in November, 2003. In late 2001 we entered into an Exclusive Distribution Agreement and Licensing Agreement with NutraStar. These agreements were terminated in July 2002 with NutraStar for its failure meet certain performance requirements as specified in the Exclusive Distribution Agreement. Also during December 2001 we agreed to cancel $190,000 of NutraStar's indebtedness in exchange for 190,000 shares of NutraStar California's Series A preferred stock. We have recognized sales to NutraCea of $229,000 and $444,000 during 2003 and 2002, respectively. See Part II, Item 7, "Financial Statements" for further discussions of NutraStar.

        Mr. Kirit Kamdar has been a director of our company since August 5, 1998 and was a director of our company from January 1990 to September 1992. From January 1990 to April 1994, Mr. Kamdar served as our Executive Vice President. Upon the anniversary date of Mr. Kamdar's appointment to our Board, in September, 2003, we issued him a non-statutory stock option agreement to purchase 50,000 shares of common stock at an exercise price of $0.30 per share. Market price on the date of grant was $0.30 per share. The option will be fully vested at the end of one year, or on the anniversary date. The expiration date of the option agreement is September 23, 2013. On the anniversary date of Mr. Kamdar's appointment to our Board, in September 2002, we issued a non-statutory stock option agreement to purchase 50,000 shares of common stock at an exercise price of $0.26 per share. Market price on the date of grant was $0.26 per share. The option will be fully vested at the end of one year, or on the anniversary date. The expiration date of the option agreement is September 23, 2012. See Part III, Item 9, "Director Compensation" for further discussions. Mr. Kamdar currently owns 2,051,250 shares of our common stock and common stock options, or 3.46%. Since July 1974, Mr. Kamdar has been Chairman of the Board and Chief Executive Officer of Kamflex Corporation, a manufacturer of extrusion and conveyor equipment.

        Mr. James C. Lintzenich has been a director of our company since June 2003 and currently is the principle owner of Intermark Group Holdings, LLC. On April 4, 2002 in a private transaction, Intermark Group Holdings, LLC purchased 1,785,715 shares of our common stock and warrants to purchase 1,785,715 shares of our common stock at $0.70 per share from GBV Intermark Fund LLC. The warrants are immediately exercisable and have a term of five years. In connection with this transaction, Intermark Group Holdings, LLC also acquired warrants to purchase up to 2,232,144 shares of our common stock at $0.70 per share, exercisable at any time during the five-year period commencing from the date of grant. The warrant shares are restricted from sale and/or transfer until such time as our revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000. In June 2003, on Mr. Lintzenich's election to our Board, we issued him nonqualified options to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share. The market price of our common stock on the date of grant was $0.25 per share. The options will be fully vested at the end of one year on the anniversary date of the grant and the expiration date of the options is June 23, 2013. See Part III, Item 9, "Director Compensation" for further discussions. See Part II, Item 7, "Financial Statements" for further discussions on this transaction.

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

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	INDEX TO EXHIBITS

Exhibit No	Description of Exhibit

3.1	Certificate of Incorporation of the Company. (1)
3.2	Bylaws. (2)
4.1	Form of Registration Rights Agreement between the Company and certain officers and directors. (1)
4.2	Form of Warrant Agreement between the Company and certain investors dated February 9, 1996. (1)
4.3	Form of Directors Stock Option Agreement. (1)(3)
4.4	Form of Non-statutory Stock Option Agreement not issued under the 1997 Stock Option Plan, governing options granted to employees by the Company. (1)(3)
4.5	Registration Rights Agreement between the Company and FoodCeuticals dated December 31, 1998. (4)
4.6	Warrant Agreement number 98-1 between the Company and FoodCeuticals dated December 31, 1998. (4)
4.7	Warrant Agreement number 99-1 between the Company and FoodCeuticals dated January 15, 1999. (4)
4.8	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated October 1, 1999. (3)(5)
4.9	Warrant Agreement between the Company and JDK & Associates dated November 1, 1999. (5)
4.10	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Vice President, Operations, Ike Lynch dated November 1, 1999. Identical Agreements with Vice President and General Manager, Daniel McPeak, Jr. and Vice President of Finance, Chief Financial Officer, Todd C. Crow. (3)(5)

4.11	Form of Subscription Agreement to the Private Placement Offering 1999. (5)
4.12	Form of Warrant Agreement to the Private Placement Offering 1999. (5)
4.13	Warrant agreement between the Company and GBV Intermark Fund, LLC dated September 29, 2000. (7)
4.14	Warrant agreement between the Company and Gilbert L. McCord, Sr. dated September 29, 2000. (7)
4.15	Definitive agreement between the Company and Intermark Partners, LLC dated September 29, 2000. (7)
4.16	Form of Warrant Agreement between the Company and certain former employees dated as of March 31, 2000. (8)
4.17	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Daniel L. McPeak, Sr. dated October 27, 2000. (3)(8)
4.18	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class I Warrant dated October 2, 2000. (8)
4.19	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class II Warrant dated October 2, 2000. (8)
4.20	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class III Warrant dated October 2, 2000. (8)
4.21	Form of Board Member Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and the Board Members dated February 22, 2001, September 23 and 29, 2001. (9)
4.22	Preferred Stock Subscription Agreement between the Company and Alliance Consumer International, subsequently named NutraStar, Inc., dated December 10, 2001. (10)
4.23	Alliance Consumer International, Inc. Exchange Offer For The Common Stock Of NutraStar dated December 11, 2001. (10)
4.24	Put/Call agreement between the Company and NutraStar, Inc. dated January 15, 2002. (11)
4.25	Form Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated January 2, 2000. (12)
4.26	Form of Non-statutory Stock Option Agreement issued September 23, 2002 between the Company and the Board of Directors.
10.1	Form of Indemnification Agreement by and among the Company and certain officers and directors. (1)(3)
10.2	Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991. (1)
10.3	First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994. (1)
10.4	Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.5	Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.6	Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.7	First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996. (1)
10.8	Second Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.9	Executive Employment Agreement for Daniel L. McPeak Jr., Executives Todd C. Crow and Ike Lynch have similar employment agreements. (3)
10.10	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers' Rice Cooperative and the Company dated May 1, 2002. (3)(12)*
10.11	Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999. (6)
10.12	Employment Agreement between Daniel L. McPeak, Sr. and the Company dated April 1, 2000. (3)(8)
10.13	Consulting Agreement between JDK and Associates, Inc. and the Company executed as of March 15, 2001. (9)
10.14	Exclusive Distribution Agreement between the Company and NutraStar, Inc., dated December 21, 2001. (10)
10.15	License Agreement between the Company and NutraStar Technologies, Inc. dated January 9, 2002. (10)

10.16	Indemnity Agreement between the Company and NutraStar, Inc. dated December 13, 2001. (10)
10.17	Contract for Services between the Company and Dr. Glenn H. Sullivan dated January 1, 2002. (10)
10.18	Agreement on Exclusive Distribution in Europe between the Company and KREGLINGER EUROPE N.V. dated October 1, 2002.
21	List of Subsidiaries (6)
23.1	Consent of Independent Accountants
31.1	Certification of the Chief Executive Officer of The RiceX Company dated March 30, 2004.
31.2	Certification of the Chief Financial Officer of The RiceX Company dated March 30, 2004.
32.1	Written Statement of the Chief Executive Officer of The RiceX Company dated March 30, 2004.
32.2	Written Statement of the Chief Financial Officer of The RiceX Company dated March 30, 2004.

(1)	Previously filed as an exhibit to the Company's Registration Statement No. 000-24285 filed with the Commission on May 18, 1998.
(2)	Previously filed as an exhibit to the Company's Amendment No. 2 to the Registration Statement No. 000-24285 filed with the Commission on August 26, 1998.
(3)	Represents a management contract or compensatory plan or arrangement.
(4)	Previously filed as an exhibit to the Company's Form 10-KSB filed with the Commission on April 15, 1999.
(5)	Previously filed as an exhibit to the Company's Form 10-KSB filed with the Commission on March 30, 2000 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company's Form 10-QSB filed with the Commission on August 18, 2000 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company's Form 10-QSB filed with the Commission on November 14, 2000 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company's Form 10-KSB filed with the Commission on April 17, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company's Form 10-QSB filed with the Commission on August 10, 2001 and incorporated herein by reference and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company's Form 10-KSB filed with the Commission on March 29, 2002 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company's Form 10-QSB filed with the Commission on May 10, 2002 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company's Form 10-QSB filed with the Commission on August 12, 2002 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company's Form 10-KSB filed with the Commission on March 31, 2003 and incorporated herein by reference.

*   Confidential treatment granted as to certain portions.

(b)	REPORTS ON FORM 8-K

        As reported on October 24, 2003, Press release of Registrant's common stock buy-back plan expired.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

        During the last two fiscal years, Moss Adams LLP has billed our company the following fees for its services:

	Fiscal Year Ending December 31,
	2003	2002
Audit-Related Fees (1)	$59,125	$44,750

Tax Fees (2)	$10,350	$10,150
All Other Fees (3)	$ 0	$ 0

    (1)        Audit-Related fees includes fees billed by Moss Adams LLP for professional services rendered for auditing our annual consolidated financial statements for years ended December 31, 2003 and 2002 and the reviews of the unaudited interim financial statements included in our Quarterly Reports on Forms 10-QSB for the years ended December 31, 2003 and 2002.

    (2)        Tax fees includes fees billed by Moss Adams LLP for professional services other than audit fees for the years ended December 31, 2003 and 2002. These fees were primarily for income tax reporting services.

    (3)        All Other Fees would include fees for any professional services with respect to financial information systems design and implementation for the years ended December 31, 2003 and 2002. Moss Adams LLP did not perform any of these other services for years ended December 31, 2003 and 2002.

Audit Committee Pre-Approval Policies

        Rules adopted by the Securities and Exchange Commission in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. The Audit Committee has adopted a detailed policy for the pre-approval of all audit, audit related and tax services, and permissible non-audit services provided by the independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. The Audit Committee may also from time-to-time review and approve in advance other specific audit, audit related or permissible non-audit services. In addition, the Audit Committee may from time-to-time give pre-approval for audit services, audit related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for, and time period for such pre-approved services. The policies require the Audit Committee to be informed of each service, and the policies do not include any delegation of the Audit Committee’s responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE RICEX COMPANY
Date: March 30, 2004	By: /s/ Daniel L. McPeak Daniel L. McPeak Chairman of the Board and Chief Executive Officer

Date: March 30, 2004	By: /s/ Todd C. Crow Todd C. Crow Director Vice President, Finance and Chief Financial Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 30, 2004	By: /s/ Kirit S. Kamdar Kirit S. Kamdar Director

Date: March 30, 2004	By: /s/ Steven W. Saunders Steven W. Saunders Director

Date: March 30, 2004	By: /s/ James C. Lintzenich James C. Lintzenich Director