Form 10QSB
period 2004-03-31
RICEX CO
filed 2004-05-17
CIK 1061881

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                   FORM 10-QSB
(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

                         Commission File Number 0-24285

                              --------------------

                                THE RICEX COMPANY
        (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                      68-0412200
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1241 HAWK'S FLIGHT COURT, EL DORADO HILLS,                               95762
             CALIFORNIA                                               (Zip Code)
(Address of Principal Executive Offices)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (916) 933-3000

                                 NOT APPLICABLE
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

                              --------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes    X    No
               -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,713,274 as of May 3, 2004.

         Transitional Small Business Disclosure Format (check one):
                                                           Yes         No    X
                                                                -----      -----

================================================================================

                                   FORM 10-QSB

                                      Index

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  (a) Consolidated Balance Sheet at March 31, 2004             4

                  (b) Consolidated Statements of Operations for the quarters
                      ended March 31, 2004 and 2003                            5

                  (c) Consolidated Statements of Cash Flows for the quarters
                      ended March 31, 2004 and 2003                            6

                  (d) Notes to financial statements                            7

Item 2.           Management's Discussion and Analysis or Plan of Operation    9

Item 3.           Controls and Procedures                                     12

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                           12

Item 2.           Changes In Securities                                       12

Item 3.           Defaults Upon Senior Securities                             12

Item 4.           Submission of Matters to a Vote of Security Holders         12

Item 5.           Other Information                                           12

Item 6.           Exhibits and Reports on Form 8-K

                  (a)Exhibits                                                 13

                  (b)Reports on Form 8-K                                      13

Signatures                                                                    14

Certifications                                                                15

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

         Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o increased competitive pressures from existing competitors and new entrants;

o increases in interest rates or our cost of borrowing or a default under any material debt agreements;

o        deterioration in general or regional economic conditions;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o        loss of customers or sales weakness;

o        inability to achieve future sales levels or other operating results;

o        the unavailability of funds for capital expenditures; and

o        operational inefficiencies in distribution or other systems.

         For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

PART 1.  FINANCIAL INFORMATION

Item 1.  UNAUDITED FINANCIAL INFORMATION


                                THE RICEX COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                          ASSETS

  CURRENT ASSETS:
       Cash and cash equivalents                                                             $       2,046,012
       Trade accounts receivable                                                                       417,327
       Inventories                                                                                     445,796
       Deposits and other current assets                                                                71,622

               Total current assets                                                                  2,980,757

  PROPERTY AND EQUIPMENT, net                                                                          649,642

  OTHER ASSETS                                                                                          51,486

                                                                                             $       3,681,885
                                                                                             ===================

                           LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
       Accounts payable and accrued liabilities                                              $         539,312
       Deferred Revenue                                                                                300,948

               Total current liabilities                                                               840,260

               Total liabilities                                                                       840,260

  SHAREHOLDERS' EQUITY
       Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no
          shares issued and outstanding                                                                     --
       Common stock, par value $.001 per share, 100,000,000 shares authorized,
          38,060,238 shares issued and outstanding                                                      38,060
       Additional paid-in capital                                                                   29,154,425
       Accumulated deficit                                                                         (26,350,860)
               Total shareholders' equity                                                            2,841,625

                                                                                             $       3,681,885
                                                                                             ===================

        The accompanying notes are an integral part of these consolidated financial statements.

                                THE RICEX COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  QUARTERS ENDED
                                                    --------------------------------------------
                                                     MARCH 31, 2004              MARCH 31, 2003
Revenues
     Sales                                          $       911,831            $        947,040

                                                            911,831                     947,040

     Cost of sales                                          236,666                     486,422
                                                            675,165                     460,618

Research and development expenses                            49,180                      42,773
Selling, general and administrative expenses                577,167                     550,123
Professional fees                                           128,060                     116,734
Investor relations fees                                       7,454                       9,135

        Loss from operations                                (86,696)                   (258,147)
Other income:
     Interest and other income                                7,203                       5,737
                                                    ----------------           -----------------
        Loss before provision for income taxes              (79,493)                   (252,410)
Provision for income taxes                                       50                       2,275

        Net loss                                    $       (79,543)           $       (254,685)

Basic and diluted earnings per share:
     Net loss per share                             $         (0.00)           $          (0.01)

Weighted average number of shares outstanding            38,060,180                  38,592,336
                                                    ================           =================

        The accompanying notes are an integral part of these consolidated financial statements.

                                THE RICEX COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            QUARTERS ENDED
                                                                                  MARCH 31, 2004      MARCH 31, 2003
Cash flow from operating activities:
     Net loss                                                                     $       (79,543)    $     (254,685)
     Adjustments to reconcile net loss to net cash from operating activities:
        Depreciation and amortization                                                      52,619            155,466
        Issuance of warrants and stock options                                                  -              3,000
        Amortization of warrants issued                                                         -             19,140
     Net changes in operating assets and liabilities
        Trade accounts receivable                                                         261,915          1,026,333
        Inventories                                                                      (105,282)            (1,333)
        Deposits and other current assets                                                   4,592             25,072
        Deferred Revenue                                                                 (300,948)                 -
        Accounts payable, accrued liabilities                                              (6,432)          (281,085)
                                                                                  ----------------    ---------------
             Net cash from operating activities                                          (173,079)           691,908

Cash flows from investing activities
     Purchases of property and equipment, and other assets                                      -            (26,495)
                                                                                  ----------------    ---------------
          Net cash from investing activities                                                    -            (26,495)

Cash flows from financing activities
     Repurchase of common stock                                                                 -            (33,939)
                                                                                  ----------------    ---------------
          Net cash from financing activities                                                    -            (33,939)

Net increase in cash and cash equivalents                                                (173,079)           631,474

Cash and cash equivalents, beginning of period                                          2,219,091          1,923,710

Cash and cash equivalents, end of period                                          $     2,046,012     $    2,555,184
                                                                                  ================    ===============

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

         There have been no changes in our significant accounting policies as set forth in the Company's audited financial statements for the year ended December 31, 2003, which were included in our Form 10-KSB for such year. These unaudited financial statements for the three months ended March 31, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

2.       PROPERTY AND EQUIPMENT

         At March 31, 2004, property and equipment consists of the following:

         Land and buildings                                  $         380,154
         Equipment                                                   4,593,237
         Leasehold improvements                                        381,642
         Furniture and fixtures                                        208,071
                                                                     5,563,104
         Less accumulated depreciation and amortization             (4,913,462)

                                                             $         649,642
                                                             ------------------

3.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         At March 31, 2004, accounts payable and accrued liabilities consist of the following:

         Trade accounts payable                              $         233,742
         Other accrued liabilities                                     305,570
                                                             $         539,312

4.       PROVISION FOR INCOME TAXES

         While we have a net loss through March 31, 2004, we anticipate positive net income for year ended December 31, 2004. The Company expects to utilize net operating loss carry-forwards for federal and state tax purposes for the tax year ending December 31, 2004. The gubernatorial suspension of applicable net operating losses by the California Franchise Tax Board will expire in 2004. California's 2002-03 budget included a suspension of net operating losses for the 2002 and 2003 taxable years. In return for the suspension, business taxpayers get a 100% (instead of 60%) net operating loss deduction for taxable years beginning on or after January 1, 2004; and for any carryover of a net operating loss for which a deduction is denied by reason of the suspension, the carryover period is extended for one year for losses sustained in taxable years in 2002 and two years for net operating losses sustained in taxable years beginning before 2002. These tax provisions do not include the effect of Alternative Minimum Tax. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2011 through 2023 and expire for California tax purposes at various dates from 2003 through 2013, not including the effect of the Alternative Minimum Tax. Net operating loss carry-forwards expire for Montana tax purposes at various dates from 2004 through 2010.

5.       NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during all periods presented. Options and warrants are excluded from the basic net income
(loss) per share calculation because they are currently anti-dilutive.

6.       CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable for sales to major customers. We perform credit evaluations on our customers' financial condition and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts on our receivables based upon expected collection of all accounts receivable. Uncollected accounts have not been significant.

         For three months ended March 31, 2004, four customers accounted for 26%, 13%, 6%, and 6% of sales, respectively. At March 31, 2004, accounts receivable due from these four customers were 0%, 22%, 6%, and 5%, respectively, of the total aged outstanding accounts receivable.

7.       OTHER INFORMATION

         STOCK OPTIONS. At March 31, 2004, the Company has one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings (loss) per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

         Subsequent to March 31, 2004, we entered into an agreement to repurchase 1,346,964 common shares and 3,030,669 warrants for a total purchase price of $270,005.

                                                                                    MARCH 31,        MARCH 31,
                                                                                       2004            2003
Net loss, as reported                                                              $    (79,543)    $  (254,685)
Deduct:  Total stock-based employee  compensation expense determined under fair
   value based method for all awards                                                          -               -
Pro forma net income                                                               $    (79,543)    $  (254,685)
Earnings per share:
     Basic and diluted net income per share - as reported                          $       (.00)    $      (.01)
     Basic and diluted net income per share - pro forma                            $       (.00)    $      (.01)
     Weighted average fair value of options granted to employees during the
        quarter                                                                    $          -     $         -

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following is a discussion of the consolidated financial condition of our results of operations for the quarters ended March 31, 2004 and 2003.

QUARTERS ENDED MARCH 31, 2004 AND 2003

         Consolidated revenues through the period ended March 31, 2004 of $912,000 decreased $35,000, or approximately 4%, from the same period last year. The revenue decrease is primarily attributed to a year-to-date decrease in sales of two product lines, Fiber and Solubles. Solubles showed a decrease in revenue of $107,000, and Fiber decreased $3,000 compared to sales through March 2003. SRB Regular increased $45,000, and SRB Fine increased $33,000 during the same period.

         Gross margins through period ended March 31, 2004 were $675,000, or approximately 74%, compared to $461,000, or approximately 49%, during the same period last year. The increase in gross margin dollars of $214,000 was primarily attributed to the decrease in cost of goods sold mainly by adequate production levels resulting in full absorption of production costs compared to this period last year. Also contributing to the decrease in cost of goods sold was reduced depreciation costs of production equipment capitalized to inventory through period ended March 31, 2004 compared to period ended March 31, 2003.

         Research and development (R&D) expenses reflect a $6,000 increase for the period ended March 31, 2004 compared to the same period last year. The R&D expenditures increase was caused by an increase in the allocation of sales, general, and administration (SG&A) costs attributed to R&D compared to the same quarter in 2003. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

         SG&A expenses were $577,000 and $550,000 through periods ended March 31, 2004 and 2003 respectively, an increase of $27,000. The increase was due mostly to higher costs relating to employee related expenses, sales commissions, freight, and insurance expenses compared to this period last year. This increase was anticipated by management based upon their 2004 business plan.

         Professional fees increased $11,000 for the quarter ended March 31, 2004 from $117,000 to $128,000, compared to the same period in 2003. The increase was due primarily to increased services related to accounting, legal, and consulting.

         Investor relation fees decreased $2,000 for the quarter ended March 31, 2004 comparably. Essentially, these fees were related to printing, filing, and preparation costs to comply with SEC requirements for the first quarter ended March 31, 2004 and 2003, respectively.

         While we have a net loss through March 31, 2004, we anticipate net positive income for year ended December 31, 2004. The Company expects to utilize net operating loss carry-forwards for federal and state tax purposes for the tax year ending December 31, 2004. The gubernatorial suspension of applicable net operating losses by the California Franchise Tax Board will expire in 2004. California's 2002-03 budget included a suspension of net operating losses for the 2002 and 2003 taxable years. In return for the suspension, business taxpayers get a 100% (instead of 60%) net operating loss deduction for taxable years beginning on or after January 1, 2004; and for any carryover of a net operating loss for which a deduction is denied by reason of the suspension, the carryover period is extended for one year for losses sustained in taxable years in 2002 and two years for net operating losses sustained in taxable years beginning before 2002. These tax provisions do not include the effect of Alternative Minimum Tax. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2011 through 2023 and expire for California tax purposes at various dates from 2003 through 2013, not including the effect of the Alternative Minimum Tax. Net operating loss carry-forwards expire for Montana tax purposes at various dates from 2004 through 2010.

         We had a net loss of $80,000, or $0.00 per share, through period ended March 31, 2004, compared to a net loss of $255,000, or $0.01 per share through period ended March 31, 2003, an improvement of $175,000 over the same period last year. The comparative improvement was primarily due to the increase in gross margins of $214,000, mainly caused by a decrease in cost of goods sold, offset by an increase in SG&A expenses of approximately $27,000. Costs of goods sold were lower during period ended March 31, 2004 compared to the same period last year primarily due to fully absorbed production costs at our Montana facility this year as opposed to experiencing unabsorbed costs last year, in addition to decreased overhead allocated to inventory because of a decrease in depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, our source of liquidity was cash and cash equivalents in the amount of $2,046,000. Our cash and cash equivalents was $2,219,000 at December 31, 2003, a decrease of $173,000 for quarter ended March 31, 2004. We believe our cash reserve is adequate to meet future short-term operating requirements.

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

         We continue to broaden our presence in the international markets. Building on year 2001 successful proof-of-concept program in Guatemala, we continue to develop and expand international market development activities in Central America. We have two program approaches, year-to-year applications and multi-year self sustaining programs. The year-to-year programs approach entails applications to the United States government for direct purchase sales contracts financed in part through the United States government's Public Law 416b programs, with joint participation by the host country government. Therefore, these commitments require authorizations by each country's authorized representatives. We will continue to submit 416b program applications to the United States Department of Agriculture, or USDA for its approval. Due to domestic and global uncertainties in government programs, there can be no assurance any of our applications will be approved by USDA. However, management believes that RiceX Solubles product sales and shipments will continue and expand into additional Central American countries in the future.

         We are working with major rescue and relief agencies, congressional supporters and government offices of the USDA and other governmental and private entities to bring a multi-year program to provide nutritional drinks to one million children each school day from a RiceX facility located within the region. We have secured a financing commitment from Overseas Private Investment Corporation to assist in funding the facility. However, there can be no assurance that this financial commitment will lead to building a facility in the Central American region.

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

         We also have initiated a marketing transition in our domestic functional food business. During 2003 significant groundwork was laid and numerous relationships established which, we believe, will produce solid business growth during 2004 and beyond. Our marketing staff currently has 38 product development projects underway with customers. Several of these customers are launching new food products this year which will include RiceX products. The customers include nationally recognized pizza companies, smoothie companies, nutritional supplement companies and several "ready to eat" food manufacturing companies. These market segments currently represent multimillion dollar potential market opportunities. However, there can be no assurance that we will obtain additional strategic alliances.

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

Item 3.           CONTROLS AND PROCEDURES

         (a) We carried out an evaluation, under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely altering them to material information relating to us (including the Company's consolidated subsidiary) that is required to be included in the Company's periodic Securities and Exchange Commission reports.

         (b) During the most recent fiscal quarter, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         None

Item 5.           OTHER INFORMATION

         None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      INDEX TO EXHIBITS

         The following exhibits are attached hereto and filed herewith:





         EXHIBIT
         NUMBER            DESCRIPTION OF EXHIBIT
         -------           ----------------------

          31.1 Certification of Principal Executive Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C.ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350 andss.906 of the Sarbanes-Oxley Act of 2002


         (b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                THE RICEX COMPANY

Date:  May 17, 2004                 By: /s/ Todd C. Crow
                                        ----------------------------------------
                                        Todd C. Crow
                                        Director, Vice President, Finance
                                        and Chief Financial Officer