Form 10QSB
period 2004-06-30
RICEX CO
filed 2004-08-16
CIK 1061881

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

(Mark one)
[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,713,274 as of July 25, 2004.

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

PART 1.      FINANCIAL INFORMATION

Item 1.        UNAUDITED FINANCIAL INFORMATION

THE RICEX COMPANY
CONSOLIDATED BALANCE SHEET
June 30, 2004
(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,521,442
Trade accounts receivable	481,078
Inventories	308,268
Deposits and other current assets	91,667

Total current assets	2,402,455

PROPERTY AND EQUIPMENT, net	608,877

OTHER ASSETS	43,386

$ 3,054,718

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 432,645
Unrecognized revenue	62,060

Total current liabilities	494,705

Total liabilities	494,705

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no
shares issued and outstanding	--
Common stock, par value $.001 per share, 100,000,000 shares authorized,
38,281,864 shares issued and outstanding	36,713
Additional paid-in capital	28,885,767
Accumulated deficit	(26,362,467)
Total shareholders' equity	2,560,013

$ 3,054,718

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarters ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues
Sales	$1,106,953	$991,663	$2,018,784	$1,938,703

	1,106,953	991,663	2,018,784	1,938,703

Cost of sales	416,260	546,836	652,926	1,033,258

	690,693	444,827	1,365,858	905,445

Research and development expenses	51,285	81,141	100,738	123,913
Selling, general and administrative expenses	497,046	549,444	1,073,941	1,099,566
Professional fees	126,875	148,587	254,935	265,322
Investor relations	39,948	44,048	47,403	53,182

Income (loss) from operations	(24,461)	(378,393)	(111,159)	(636,538)

Other income (expense):
Interest and other income	14,394	3,008	21,597	8,746
Interest and other expense	--	--	--	--

Income (loss) before income taxes	(10,067)	(375,385)	(89,562)	(627,792)

Provision for income taxes	(1,589)	--	(1,589)	(2,275)

Net income (loss)	$(11,656)	$(375,385)	$(91,151)	$(630,067)

Basic and diluted earnings per share:
Net income (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted average number of shares outstanding	36,758,173	38,403,325	36,758,173	38,403,325

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	June 30, 2004	June 30, 2003
Cash flow from operating activities:
Net income (loss)	$(91,151)	$(630,067)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	105,240	311,998
Shares, warrants and options issued for
compensation and services	--	41,280
Deferred revenue recognized	(477,838)	--
Amortization of prepaid processing fees	--	--
Net changes in operating assets and liabilities
Trade accounts receivable	198,165	772,223
Inventories	44,180	99,415
Deposits and other current assets	(15,453)	(23,383)
Accounts payable and accrued liabilities	(187,032)	(283,565)

Net cash from operating activities	(423,889)	287,901

Cash flows from investing activities (Purchases) sales of property and equipment,
net	(3,755)	(18,395)

Net cash from investing activities	(3,755)	(18,395)
Cash flows from financing activities
Retirement of common stock	(270,005)	(97,938)

Net cash from financing activities	(270,005)	(97,938)

Net (decrease) increase in cash and cash equivalents	(697,649)	171,568
Cash and cash equivalents, beginning of period	2,219,091	1,923,710

Cash and cash equivalents, end of period	$1,521,442	$2,095,278

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        The RiceX Company (“RiceX”), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company. We have a wholly owned subsidiary, Food Extrusion Montana, Inc. (FoodEx Montana). We have filed an application with the State of Montana to change our subsidiary's name, FoodEx Montana, to RiceX Nutrients, Inc. The unaudited consolidated financial statements include the accounts of RiceX and FoodEx Montana, collectively, after the elimination of all inter-company balances and transactions.

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

        There have been no changes in our significant accounting policies as set forth in the Company’s audited financial statements for the year ended December 31, 2003, which were included in our Form 10-KSB. These unaudited financial statements for the six months ended June 30, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

2.	PROPERTY AND EQUIPMENT

        At June 30, 2004, property and equipment consists of the following:

Land and buildings	$380,154
Equipment	4,596,990
Leasehold improvements	381,642
Furniture and fixtures	208,071

5,566,587
Less accumulated depreciation and amortization	(4,957,980)

608,877
3.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        At June 30, 2004, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$198,045
Other accrued liabilities	234,600
Unrecognized revenue	62,060

$494,705
4.	PROVISION FOR INCOME TAXES

        The Company expects to utilize net operating loss carry-forwards for federal and state tax purposes for the tax year ending December 31, 2004. The gubernatorial suspension of applicable net operating losses by the California Franchise Tax Board will expire in 2004. California’s 2002-03 budget included a suspension of net operating losses for the 2002 and 2003 taxable years. In return for the suspension, business taxpayers get a 100% (instead of 60%) net operating loss deduction for taxable years beginning on or after January 1, 2004; and for any carryover of a net operating loss for which a deduction is denied by reason of the suspension, the carryover period is extended for one year for losses sustained in taxable years in 2002 and two years for net operating losses sustained in taxable years beginning before 2002. These tax provisions do not include the effect of the Alternative Minimum Tax. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2011 through 2023 and expire for California tax purposes at various dates from 2003 through 2013, not including the effect of the Alternative Minimum Tax. Net operating loss carry-forwards expire for Montana tax purposes at various dates from 2004 through 2010.

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

        For the six months ended June 30, 2004, three customers accounted for 23%, 14%, and 9% of sales, respectively. Accounts receivable due from these three customers were 0%, 28%, and 2% respectively, of the total outstanding.

7.	OTHER INFORMATION

        Stock Options. At June 30, 2004, the Company has one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinions No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	QUARTER ENDED JUNE 30,	QUARTER ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net loss, as reported	$(11,656)	$(375,385)	$(91,151)	$(630,067)
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards	48,300	--	48,300	8,930

Pro forma net income (loss)	$(59,956)	$(375,385)	$(139,451)	$(638,997)
Earnings per share:
Basic and diluted net income per share - as
reported	$(.00)	$(.01)	$(.00)	$(.02)
Basic and diluted net income per share - pro forma	$(.00)	$(.01)	$(.00)	$(.02)
Weighted average fair value of options granted to
employees during the quarter	$.19	$--	$.19	$.20

        Common Stock Purchase. In April 2004, the Board of Directors approved an agreement authorizing us to purchase 1,346,964 common shares of our own stock and 3,030,669 warrants in a private transaction. This was the only purchase transaction this year through the period ended June 31, 2004. We paid $270,005 for the shares and warrants at an average cost of $0.20 per share.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following is a discussion of the consolidated financial condition of our results of operations for the quarters ended June 30, 2004 and 2003.

QUARTERS ENDED JUNE 30, 2004 AND 2003

        Consolidated revenues for the period ended June 30, 2004 of $1,107,000 increased $115,000, or 12%, from the same period last year. The overall increase in revenue on a comparative basis to the same time period last year was due primarily to a shipment during the quarter to Central America.

        Gross margins for the period ended June 30, 2004 were $691,000, or 62%, compared to $445,000, or 45%, during the same period last year. The increase in gross margin dollars of $246,000 was primarily attributed to the increase in revenues of $115,000 combined with a decrease in cost of goods sold of $131,000, resulting in an increase in gross margin. This increase was primarily caused by adequate production volume and a decrease in depreciation expense at our Montana plant charged to cost of goods sold for the second quarter period ended June 30, 2004.

        Research and development (“R&D”) expenses reflect a $30,000 decrease for the quarter ended June 30, 2004 compared to the same period last year. R&D expenditures decreased from $81,000 for the quarter ended June 30, 2003 to $51,000 for the same period in 2004 due to SG&A directly attributed to research and development activities allocated to R&D. We expect to continue research and development expenditures to establish the scientific basis for health claims of existing products.

        Selling, general and administrative (“SG&A”) expenses were $497,000 and $549,000 through the period ended June 30, 2004 and 2003, respectively, a decrease of $52,000. The decrease was due partly to a decrease in expenses relating to sales and marketing functions as well as decreased employee related and liability insurance costs.

        Professional fees decreased to $127,000 for the period ended June 30, 2004 from $149,000 for the same period in 2003. The decrease of $22,000 is due primarily to decreased legal fees and related activities compared to this time last year.

        Investor relation fees decreased $4,000 to $40,000 for the quarter ended June 30, 2004 from $44,000 for the quarter ended June 30, 2003. The decrease was associated with lower printing, filing, and preparation costs to comply with SEC requirements for the annual report, annual meeting, and proxy statement costs incurred during the second quarter ended June 30, 2004 and 2003, respectively.

        We had a net loss of $12,000 for the quarter ended June 30, 2004, or $0.00 per share, compared to a net loss of $375,000, or ($0.01) per share, for the quarter ended June 30, 2003, an improvement of $364,000 over the same period last year. The improvement of $364,000 was primarily due to increased revenues of $115,000, an increase in interest income of $10,000, combining a decrease in cost of goods sold of $131,000, and lower overhead expenses of $108,000 through the quarter ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

        Consolidated revenues for the six months ended June 30, 2004 were $2,019,000, an increase of $80,000, or 4% on a comparative basis to six months ended June 30, 2003. Increased consolidated revenues were attributed to an increase of sales in three of four categories, Stabilized Rice Bran (SRB) Regular, SRB Fine, and Fiber.

        Gross margins for the six months ended June 30, 2004 were $1,366,000, or 68%, compared to $905,000, or 47%, during the same period last year. The increase in gross margin dollars of $460,000 was primarily attributed to the increase in revenues of $80,000 combined with a decrease in cost of sales of $380,000. The decrease in cost of sales was primarily due to fully absorbed production costs at our Montana plant including lower depreciation costs for the production of two product lines for period ended June 30, 2004. Gross margins on the Company’s various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The Company expects that gross margins will improve as sales volumes increase.

        R&D expenses decreased $23,000 for the six months ended June 30, 2004, compared to the same period last year. R&D expenditures decreased from $124,000 for the six months ended June 30, 2003 to $101,000 for the six months ended June 30, 2004. The change in R&D expenses is mostly due to a decrease in allocated SG&A expenses attributed to R&D. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of our products.

        SG&A expenses were $1,074,000 for the six months ended June 30, 2004, compared to $1,095,000 for the six months ended June 30, 2003, a decrease of $21,000. The decrease was primarily due to reduced expenses relating to equipment depreciation as well as a decrease in D&O and property insurance costs in 2004.

        Professional fees decreased $15,000 to $255,000 for the six months ended June 30, 2004 from $270,000 for the prior year’s period. The decrease is due primarily to decreased legal fees and related activity associated with general corporate counsel expenses.

        Investor relations fees decreased $6,000 from $53,000 for the six months ended June 30, 2003 to $47,000 For the six months ended June 30, 2004. The decrease was associated with lower printing, filing, and preparation costs to comply with SEC requirements for the annual report, annual meeting, and proxy statements.

        For the six months ended June 30, 2004, we experienced a net loss of $91,000, or $0.00 per share, compared to a net loss of $630,000, or ($0.02) per share, For the six months ended June 30, 2003, an improvement of $539,000 compared to the same time period last year. The improvement is due to increased revenues of $80,000, decreased cost of sales of $380,000, which include lower production costs due to lower depreciation expense for production equipment, lower overheads by $65,000, and an increase in interest and other income of $14,000 through the six months ended June 30, 2004.

        We expect to utilize net operating loss carry-forwards for federal and state tax purposes for the tax year ending December 31, 2004. The gubernatorial suspension of applicable net operating losses by the California Franchise Tax Board will expire in 2004. California’s 2002-03 budget included a suspension of net operating losses for the 2002 and 2003 taxable years. In return for the suspension, business taxpayers get a 100% (instead of 60%) net operating loss deduction for taxable years beginning on or after January 1, 2004; and for any carryover of a net operating loss for which a deduction is denied by reason of the suspension, the carryover period is extended for one year for losses sustained in taxable years in 2002 and two years for net operating losses sustained in taxable years beginning before 2002. These tax provisions do not include the effect of the Alternative Minimum Tax. Net operating loss carry-forwards expire for federal tax purposes at various dates from 2011 through 2023 and expire for California tax purposes at various dates from 2003 through 2013, not including the effect of the Alternative Minimum Tax. Net operating loss carry-forwards expire for Montana tax purposes at various dates from 2004 through 2010.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended June 30, 2004, our cash balance decreased by $574,000 compared to the same period last year. Our cash balance at June 30, 2004 decreased to $1,521,000, down from $2,095,000 at June 30, 2003. Our cash position has not required cash from financing activities in order to fund operations since retiring all of our long term debt in 2000. Management believes our cash reserve is adequate to meet future operating requirements.

        In April 2004, the Board of Directors approved an agreement authorizing the Company to purchase 1,346,964 common shares of our own stock and 3,030,669 warrants in a private transaction. This was the only purchase transaction this year through the period ended June 31, 2004. We paid $270,005 for the shares and warrants at an average cost of $0.20 per share.

        We continue to execute our existing sound financial business plan to meet our ongoing liquidity needs for the year ended December 31, 2004 and thereafter. With the advent of our new Chief Executive Officer, we are currently formulating and addressing new strategic growth opportunities. We believe that we have positioned ourselves to become the foremost premium ingredient supplier in the human nutrition and animal nutrition sectors.

        We continue to broaden our presence in the international markets.  Management is focusing on expanding RiceX Solubles product sales and shipments into Europe, the Middle East, Africa, Asia, and Japan. Applying our successful proof-of-concept program developed in Central America in collaboration with the U.S. Department of Agriculture, the U.S. Overseas Private Investment Corporation (OPIC), and various well-established multilateral public and private entities, we continue to develop and expand international market development activities applying the RiceX Sustainable Community Development Model globally.  The RiceX Model creates local capacity employing RiceX technologies and systems to meet regional demand for high quality nutritional solutions derived from stabilized rice bran in both developed and developing economy markets.  In developed markets, RiceX will address burgeoning demand for functional foods and nutritional supplements, applying existing exclusive RiceX patents for diabetes and high cholesterol remediation.  In developing economies, the Model addresses the need for highly efficacious nutritional solutions to pervasive malnutrition and disease, including applications complementing HIV/AIDS medical solutions, through collaboration with multilateral aid agencies, national governments, and key private sector partners, both local and global.  However, there can be no assurance that we will obtain additional strategic alliances.

         We also continue to initiate strategic alliance discussions to identify and formulate potential joint venture opportunities with major domestic premium pet food and equine feed manufacturers and distributors, including new, creative long-term supply arrangements.  Domestic markets for these segments currently represent a potential opportunity of over $250 million annually.  However, there can be no assurance that we will obtain additional strategic alliances.

        We also have initiated a marketing transition in our domestic functional food business.  During 2003, we laid significant groundwork and established numerous relationships that we believe will produce solid business growth during 2004 and beyond.  Our marketing and product development staff actively cultivates substantial new product development projects underway with key strategic allies and customers.  Several of these customers are launching new food and beverage products this year that will include RiceX products.  The customers include nationally recognized baked goods, beverage, nutritional supplement and “ready to eat food” manufacturing companies. These market segments currently represent multimillion dollar potential market opportunities. However, there can be no assurance that we will obtain additional strategic alliances.

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

        We established a compliance committee in 2003 to carry out an evaluation of the effectiveness of our disclosure controls and procedures. As of June 30, 2004, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Chief Financial Officer, of material information that we are required to include in periodic Securities and Exchange Commission filings.

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        In April 2004, the Board of Directors approved an agreement authorizing the Company to purchase 1,346,964 common shares of our own stock and 3,030,669 warrants in a private transaction. This was the only purchase transaction this year through the period ended June 31, 2004. We paid $270,005 for the shares and warrants at an average cost of $0.20 per share.

				Total Number	Maximum Number
	Total		Average	Of Shares Purchased	Of Shares That May
	Number Of		Price Paid	As Part Of Publicly	Yet Be Purchased
Period	Shares Purchased		Per Share	Announced Plans	Under The Plans

4/1/04 - 4/30/04	1,346,964	(1)	$ 0.20	none	-

5/1/04 - 5/31/04	-		$ -	none	-

6/1/04 - 6/30/04	-		$ -	none	-

Total	1,346,964		$ 0.20	none	-

(1) On April 1, 2004 the Company purchased 1,346,964 shares of its common stock, 1,346,964 Class I warrants to purchase common stock, 673,482 Class II warrants to purchase common stock, and 1,010,223 Class III warrants to purchase common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

NONE

Item 5.	OTHER INFORMATION

NONE

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	INDEX TO EXHIBITS

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

4.1	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and James C. Lintzenich dated June 28, 2004.

4.2	Private Stock Transfer Agreement between GBV Tri-Power Fund, LLC. and the Company dated April 2, 2004.

4.3	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Terrence Barber dated October 27, 2000.

10.1	Employment Agreement between Terrence Barber and the Company dated June 14, 2004

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

(b)	Reports On Form 8-K

As reported on June 16, 2004, RiceX announced Terrence Barber’s appointment as Its new Chief Executive Officer.

As reported on June 25, 2004, the Board of Directors unanimously approved an increase in the size of the Board from five to six directors and appointed the new Chief Executive Officer, Terrence Barber, to the Board of Directors to fill the new Class II director vacancy created as a result of the increase in the size of the Board. Mr. Barber will serve as a director of the Company until the next election of the Company’s Class II directors.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE RICEX COMPANY

Date: August 16, 2004	By: /s/ Todd C. Crow Todd C. Crow Senior Vice President, Finance and Chief Financial Officer