Form 10QSB
period 2004-09-30
RICEX CO
filed 2004-11-15
CIK 1061881

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
FORM 10-QSB

(Mark one)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ____________________

Commission File Number 0-24285

THE RICEX COMPANY
(Name of Small Business Issuer in Its Charter)

Delaware	68-0412200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1241 Hawk’s Flight Court,
El Dorado Hills, California 95762
(Address of principal executive offices)

(916) 933-3000
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
____________________

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No ______

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,713,274 as of November 10, 2004.

        Transitional Small Business Disclosure Format (check one): Yes ______   No      X

SECURITIES AND
EXCHANGE
COMMISSION

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION	2

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

  increased competitive pressures from existing competitors and new entrants;
  increases in interest rates or our cost of borrowing, or a default under any material debt agreements;
  deterioration in general or regional economic conditions;
  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
  loss of customers or weak sales;
  inability to achieve future sales levels or other operating results;
  the unavailability of funds for capital expenditures; and
  operational inefficiencies in distribution or other systems.

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

SECURITIES AND EXCHANGE COMMISSION	3

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE RICEX COMPANY
CONSOLIDATED BALANCE SHEET
September 30, 2004
(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,206,575
Trade accounts receivable	405,946
Inventories	375,096
Deposits and other current assets	116,919

Total current assets	2,104,536

PROPERTY AND EQUIPMENT, net	591,292

OTHER ASSETS	35,286

$2,731,114

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$526,865
Unrecognized revenue	65,639

Total current liabilities	592,504

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no
shares issued and outstanding	--
Common stock, par value $.001 per share, 100,000,000 shares authorized,
36,713,274 shares issued and outstanding	36,713
Additional paid-in capital	28,900,767
Accumulated deficit	(26,798,870)

Total shareholders' equity	2,138,610

$2,731,114

The accompanying notes are an integral part of these consolidated financial statements.

SECURITIES AND EXCHANGE COMMISSION	4

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Sales	$717,403	$535,776	$2,736,188	$2,474,479

Cost of sales	424,922	421,060	1,077,848	1,454,318

Gross Profit	292,481	114,716	1,658,340	1,020,161

Research and development expenses	62,705	51,694	164,451	175,606
Selling, general and administrative expenses	580,535	566,629	1,653,405	1,666,194
Professional fees	83,004	96,306	338,001	361,627
Investor relations	9,591	15,836	56,993	69,018

Loss from operations	(443,354)	(615,749)	(554,510)	(1,252,284

Other income (expense):
Interest and other income	6,949	5,976	28,547	14,723

Loss before income taxes	(436,405)	(609,773)	(525,963)	(1,237,561

Provision for income taxes	--	--	(1,589)	(2,275)

Net Loss	$(436,405)	$(609,773)	$(527,552)	$(1,239,836)

Basic loss per share:
Net loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Weighted average number of shares outstanding	36,713,274	38,150,037	37,177,228	38,381,899

The accompanying notes are an integral part of these consolidated financial statements.

SECURITIES AND EXCHANGE COMMISSION	5

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003

Cash flow from operating activities:
Net loss	$(527,552)	$(1,239,836)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	157,856	468,535
Shares, warrants and options issued for
compensation and services	15,000	60,420
Deferred revenue recognized	(477,838)	--

Net changes in operating assets and liabilities:
Trade accounts receivable	273,297	1,082,673
Inventories	(34,583)	100,392
Deposits and other current assets	(40,705)	335
Accounts payable and accrued liabilities	(77,299)	(302,649)

Net cash (used in)/provided by operating activities	(711,824)	169,870

Cash used in investing activities:
(Purchases), sales of property, and equipment, net	(30,687)	(20,503)

Net cash from investing activities	(30,687)	(20,503)
Cash flows from financing activities:
Retirement of common stock	(270,005)	(139,904)

Net cash from financing activities	(270,005)	(139,904)

Net increase (decrease) in cash and cash equivalents	(1,012,516)	9,463
Cash and cash equivalents, beginning of period	2,219,091	1,923,710

Cash and cash equivalents, end of period	$1,206,575	$1,933,173

The accompanying notes are an integral part of these consolidated financial statements.

SECURITIES AND EXCHANGE COMMISSION	6

THE RICEX COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        The RiceX Company (“RiceX”), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company. We have a wholly owned subsidiary, RiceX Nutrients, Inc., formerly Food Extrusion Montana, Inc. The unaudited consolidated financial statements include the accounts of RiceX and RiceX Nutrients, Inc., collectively, after the elimination of all inter-company balances and transactions.

        We are an agribusiness food technology company, which has developed a proprietary process to stabilize rice bran. We are headquartered in El Dorado Hills, California and have stabilization equipment located at a rice mill in Northern California. We purchase raw rice bran from this mill. Mill employees, under our supervision, operate our equipment to stabilize rice bran. We pay a processing fee to the mill for this service. Under an agreement with the mill, the mill may use our equipment to stabilize rice bran for its customers in exchange for the payment of a royalty fee to us under certain production conditions.

        RiceX Nutrients, Inc. is engaged in the business of custom manufacturing grain-based products for food ingredient companies at its production facility in Dillon, Montana. The facility has specialized processing equipment and techniques for the treatment of grain products to cook, enzyme treat, convert, isolate, dry, and package finished food ingredients. The soluble and fiber complex form of our rice bran products are produced at the Montana facility.

        There have been no changes in our significant accounting policies as set forth in the Company’s audited financial statements for the year ended December 31, 2003, which were included in our Form 10-KSB. These unaudited financial statements for the nine months ended September 30, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

SECURITIES AND EXCHANGE COMMISSION	7

2.	PROPERTY AND EQUIPMENT

At September 30, 2004, property and equipment consists of the following:

Land and buildings	$380,154
Equipment	4,603,923
Leasehold improvements	381,642
Furniture and fixtures	228,071
5,593,790
Less accumulated depreciation and amortization	(5,002,498)
$591,292

3.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2004, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$303,128
Other accrued liabilities	223,738
Unrecognized revenue	65,639
$592,504

4.	NET LOSS PER SHARE

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

For the nine months ended September 30, 2004, three customers accounted for 17%, 14%, and 9% of sales, respectively. Accounts receivable due from these three customers were 0%, 16%, and 2%, respectively, of the total outstanding.

6.	OTHER INFORMATION

Stock Options. As of September 30, 2004, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock as of the date of grant. The

SECURITIES AND EXCHANGE COMMISSION	8

following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	QUARTER ENDED SEPT. 30,	QUARTER ENDED SEPT. 30,	NINE MONTHS ENDED SEPT. 30,	NINE MONTHS ENDED SEPT. 30,
	2004	2003	2004	2003
Net loss, as reported	$(436,405)	$(609,773)	$(527,552)	$(1,239,836)
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards	53,400	--	101,700	28,030

Pro forma net income (loss)	$(489,805)	$(609,773)	$(629,252)	$(1,267,866)
Earnings per share:
Basic and diluted net income per share - as
reported	$(.01)	$(.02)	$(.01)	$(.03)
Basic and diluted net income per share - pro forma	$(.01)	$(.02)	$(.01)	$(.03)
Weighted average fair value of options granted to
employees during the quarter	$.20	$--	$.19	$.17

        Common Stock Purchase. In April 2004, the Board of Directors approved an agreement authorizing us to purchase 1,346,964 common shares of our own stock and 3,030,669 warrants in a private transaction. This was the only purchase transaction this year through the period ended September 30, 2004. We paid $270,005 for the shares and warrants at an average cost of $0.20 per share.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

        The following is a discussion of the consolidated financial condition of our results of operations for the quarters ended September 30, 2004 and 2003.

QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003

        Consolidated revenues for the period ended September 30, 2004, of $717,000 increased $182,000, or 34%, from the same period last year. The overall increase in revenue on a comparative basis to the same time period last year was due to an increase of sales in three of our four Stabilized Rice Bran product categories.

        Gross margins for the period ended September 30, 2004, were $292,000, or 41%, compared to $421,000, or 21%, during the same period last year. The increase in gross margin dollars of $177,000 was primarily attributed to the increase in revenues of $182,000 combined with a small increase in cost of goods sold of $3,000, resulting in an increase in gross margin. This increase was primarily caused by a decrease in depreciation expense and production costs at our Montana plant charged to cost of goods sold for the third quarter period ended September 30, 2004.

SECURITIES AND EXCHANGE COMMISSION	9

        Research and development (“R&D”) expenses reflect an $11,000 increase for the quarter ended September 30, 2004, compared to the same period last year. R&D expenditures increased from $52,000 for the quarter ended September 30, 2003, to $63,000 for the same period in 2004 due to Selling, general and administrative (“SG&A”) expenses directly attributed to research and development activities allocated to R&D. We expect to continue research and development expenditures to establish the scientific basis for health claims of existing products.

        SG&A expenses were $581,000 and $567,000 through the period ended September 30, 2004 and 2003, respectively, an increase of $14,000. The increase was due partly to an increase in expenses relating to sales and market development functions as well as increased employee related and liability insurance costs.

        Professional fees decreased to $83,000 for the period ended September 30, 2004, from $96,000 for the same period in 2003. The decrease of $13,000 is due primarily to decreased legal fees and related activities compared to this time last year.

        Investor relation fees decreased $6,000 to $10,000 for the quarter ended September 30, 2004, from $16,000 for the quarter ended September 30, 2003. The decrease was associated with lower printing, filing, and preparation costs to comply with the Securities and Exchange Commission requirements during the third quarter ended September 30, 2004, and 2003, respectively.

        We had a net loss of $436,000 for the quarter ended September 30, 2004, or $0.01 per share, compared to a net loss of $610,000, or $0.02 per share, for the quarter ended September 30, 2003, an improvement of $174,000 over the same period last year. The improvement of $174,000 was primarily due to increased revenues of $182,000, combined with an increase in cost of goods sold of $4,000, and slightly higher overhead expenses through the quarter ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

        Consolidated revenues for the nine months ended September 30, 2004, were $2,736,000, an increase of $262,000, or 11% on a comparative basis to the nine months ended September 30, 2003. Increased consolidated revenues are attributable to an increase of sales in three of our four Stabilized Rice Bran product categories.

        Gross margins for the nine months ended September 30, 2004, were $1,658,000, or 61%, compared to $1,020,000, or 41%, during the same period last year. The increase in gross margin dollars of $638,000 is primarily attributable to the increase in revenues of $262,000 combined with a decrease in cost of sales of $376,000. The decrease in cost of sales was primarily due to fully absorbed production costs at our Montana plant including lower depreciation costs for the production of two product lines for the period ended September 30, 2004. Gross margins on the Company’s various products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity.

        R&D expenditures decreased from $176,000 for the nine months ended September 30, 2003, to $165,000 for the nine months ended September 30, 2004. The change in R&D expenses is mostly due to a decrease in allocated SG&A expenses attributed to R&D. The Company

SECURITIES AND EXCHANGE COMMISSION	10

expects to continue research and development expenditures to establish the scientific basis for health claims of our products.

        SG&A expenses were $1,653,000 for the nine months ended September 30, 2004, compared to $1,662,000 for the nine months ended September 30, 2003, a decrease of $9,000. The decrease was primarily due to reduced expenses relating to depreciation, as well as a reduction in bad debt expense, reduced bank charges, and lower advertising costs in 2004.

        Professional fees decreased $28,000 to $338,000 for the nine months ended September 30, 2004, from $366,000 for the prior year’s period. The decrease is due primarily to decreased legal fees and related activity associated with general corporate counsel expenses.

        Investor relations fees decreased $12,000 from $69,000 for the nine months ended September 30, 2003, to $57,000 for the nine months ended September 30, 2004. The decrease was associated with lower printing, filing, and preparation costs to comply with SEC requirements for the annual report, annual meeting, and proxy statements.

        For the nine months ended September 30, 2004, we experienced a net loss of $528,000, or $0.01 per share, compared to a net loss of $1,240,000, or $0.03 per share, for the nine months ended September 30, 2003, an improvement of $712,000 compared to the same time period last year. The improvement is due to increased revenues of $262,000, decreased cost of sales of $376,000, which include lower production costs due to lower depreciation expense for production equipment, lower overheads by $60,000, and an increase in interest and other income of $14,000 through the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended September 30, 2004, our cash balance decreased by $726,000 compared to the same period last year. Our cash balance at September 30, 2004, decreased to $1,207,000, down from $1,933,000 at September 30, 2003. Our cash position has not required cash from financing activities in order to fund operations since retiring all of our long term debt in 2000. Management believes our cash reserve is adequate to meet future operating requirements.

        In April 2004, the Board of Directors approved an agreement authorizing us to purchase 1,346,964 common shares of our own stock and 3,030,669 warrants in a private transaction. This was the only purchase transaction this year through the period ended September 30, 2004. We paid $270,005 for the shares and warrants at an average cost of $0.20 per share.

        We continue to penetrate target markets worldwide. After recent discussions overseas, we are now building strategic partnerships with major international food and their related pharmaceutical companies and financial institutions in key international markets. We have also created a Global Advisory Council to assist in our worldwide market expansion efforts. Our Global Advisory Council includes respected leaders in agriculture, business, and medicine from different regions of the world. There can be, however, no assurance that we will secure such strategic partnerships.

SECURITIES AND EXCHANGE COMMISSION	11

        We also continue to initiate strategic alliance discussions to identify and formulate potential joint venture opportunities with domestic equine feed manufacturers and distributors, including new, creative long-term supply arrangements.  Domestic markets for these segments currently represent a potential opportunity of over $250 million annually.  While we anticipate new opportunities in this field through the cultivation of strategic alliances, we cannot be certain that we will be able to secure and retain such alliances.

        We also have initiated a marketing transition in our domestic functional food business.  Our marketing staff actively cultivates substantial new product development projects underway with key strategic allies and customers.  Several of these customers are launching new food and beverage products this year that will include RiceX products.  The customers include nationally recognized baked goods, beverage, nutritional supplement and “ready to eat food” manufacturing companies. These market segments currently represent multimillion dollar potential market opportunities, although we can offer no assurances that we will be able to capture such opportunities.

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

SECURITIES AND EXCHANGE COMMISSION	12

Item 3.	Controls and Procedures.

    (a)        Disclosure controls and procedures. Terrence Barber, our Chief Executive Officer, and Todd C. Crow, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the quarter ended September 30, 2004. Based on this evaluation, they believe that:

•                our disclosure controls and procedures were effective to ensure that information required to be disclosed by us (including our consolidated subsidiaries) in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and

•                our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

    (b)        Changes in Internal Control Over Financing Reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

SECURITIES AND EXCHANGE COMMISSION	13

Item 4.	Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Stockholders of the Company was held on July 1, 2004. At the 2004 Annual Meeting, the Company’s stockholders considered and voted upon the following matters:

• Approving the election of Daniel L. McPeak, Sr. and Edward McMillan as directors of the Company.

        At the time of the meeting, proxies representing 33,023,174 and 33,040,241 votes were cast approving the election of Daniel L. McPeak, Sr. and Edward McMillan, respectively, as directors of the Company.

        The directors whose terms of office as directors continued after the meeting are Kirit S. Kamdar, Steven W. Saunders, James C. Lintzenich and Terrence Barber.

        The final tabulation of votes cast for, against, or withheld, as well as the number of abstention and broker non-votes for each nominee for the office as a director were as follows:

	VOTES				BROKER
	FOR	AGAINST	WITHHELD	ABSTENTIONS	NON-VOTES
Daniel L. McPeak, Sr	33,023,174	-	278,876	-	-
Edward McMillan	33,040,241	-	261,809	-	-

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (2)
10.1	Employment Agreement between Karen Halliburton and the Company dated July 12, 2004.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.

SECURITIES AND EXCHANGE COMMISSION	14

_________________

(1)	Incorporated by reference to the Company’s Registration Statement No. 000-24285 filed with the Securities and Exchange Commission on May 18, 1998.

(2)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement No. 000-24285 filed with the Securities and Exchange Commission on August 26, 1998.

SECURITIES AND EXCHANGE COMMISSION	15

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE RICEX COMPANY

Date: November 15, 2004	By: /s/ Todd C. Crow
Todd C. Crow Senior Vice President, Finance and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION	16