Form 10KSB
period 2004-12-31
RICEX CO
filed 2005-03-30
CIK 1061881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-KSB

(Mark one)

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 0-24285

THE RICEX COMPANY
(Name of Small Business Issuer in Its Charter)

Delaware	68-0412200
(State of Incorporation)	(I.R.S. Employer Identification No.)

1241 Hawk’s Flight Court, El Dorado Hills, California	95762
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (916) 933-3000

_________________

Securities registered under Section 12(b) of the Exchange Act:

NONE

_________________

Title of Each Class: None
Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

_________________

        Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

        State issuer's revenues for its most recent fiscal year: $4,010,000

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 4, 2005, the aggregate market value of the Company’s common stock held by non-affiliates was $4,551,000.

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 4, 2005, shares of common stock outstanding were 36,713,274.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes |_| No |X|

FORM 10-KSB

INDEX

PART I
Item 1.	DESCRIPTION OF BUSINESS.
Item 2.	DESCRIPTION OF PROPERTY.
Item 3.	LEGAL PROCEEDINGS.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Item 7.	FINANCIAL STATEMENTS.
Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Item 8A.	CONTROLS AND PROCEDURES.
Item 8B.	OTHER INFORMATION.
PART III
Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Item 10.	EXECUTIVE COMPENSATION.
Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Item 13.	EXHIBITS.
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Signatures

Certifications

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

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see RISK FACTORS beginning at page 13 below.

PART I

Item 1.	DESCRIPTION OF BUSINESS.

OVERVIEW

        The RiceX Company (“we,” “us,” “our,” or the “Company”) was incorporated under Delaware law in May 1998. We succeeded to the business of our predecessor corporation, Food Extrusion, Inc., a Nevada Corporation, pursuant to a re-incorporation that was effective upon completion of the merger of the Nevada corporation with the Delaware corporation on August 4, 1998. Food Extrusion, Inc, was incorporated in California in May 1989 and subsequently merged in a stock-for-stock exchange into Core Iris, a Nevada corporation and subsequently changed its name to Food Extrusion, Inc. Food Extrusion, Inc. changed its name to The RiceX Company in May 1998. RiceX Nutrients, Inc. (formally Food Extrusion Montana, Inc.) was incorporated in Montana in December 1996, as our wholly owned subsidiary. In January 1997, RiceX Nutrients, Inc. acquired certain assets of Centennial Foods, Inc., an Idaho corporation in exchange for common stock and the assumption of certain liabilities, which were paid in full in January 1999.

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

        Through our wholly-owned subsidiary, RiceX Nutrients, Inc., we are engaged in custom manufacturing of grain based products for food ingredient companies at its production facility in Dillon, Montana. RiceX Nutrients, Inc. has specialized processing equipment and techniques for the treatment of grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. RiceX Solubles, a highly nutritious, carbohydrate and lipid rich fraction, is produced at the Dillon, Montana facility. We believe that these manufacturing capabilities are unique among grain processors, with custom processing capabilities suited to numerous food applications.

        We generated approximately $4,010,000 and $3,511,000 in revenue for the years ended December 31, 2004 and 2003, respectively. We reported net loss of $883,000 for the year ended December 31, 2004 and net loss of $1,292,000 for the year ended December 31, 2003. Our net operating loss, or NOL, carry-forwards from previous years expire for federal tax purposes at various dates from 2011 through 2025, and expire for state tax purposes in 2005 through 2014. See Part II — Item 7. FINANCIAL STATEMENTS.

        Our business is not seasonal. See Part II — Item 7. FINANCIAL STATEMENTS.

        We occupy approximately 40,300 square feet of executive offices, warehouse and production facilities in El Dorado Hills and West Sacramento, California, Burley, Idaho and Dillon, Montana.

        RiceX™ and RiceX Solubles™ are our registered trade names. Mirachol®, Max “E”® and Max “E” Glo® are our registered trademarks. In addition to our trade names and our trademarks, we hold patents to the production of Beta Glucan and to a micro nutrient enriched rice bran oil process. We also hold patents to a method to treat high cholesterol, to a method to treat diabetes and the process for producing Higher Value Fractions, or (“HVF”) from stabilized rice bran.

RICEX PRODUCTS

        We produce stabilized, nutrient-rich rice bran that may be used in a wide variety of new products. We are pursuing the development of proprietary rice bran products from stabilized rice bran. Our current products include:

RiceX Stabilized Rice Bran:	Stable whole rice bran and germ. This is our basic stabilized rice bran product that is both a food supplement and an ingredient for cereals, baked goods, companion animal feed, health bars, etc., and also the base material for producing RiceX Solubles, oils and RiceX Fiber Complex.

RiceX Stabilized Rice Bran Fine:	This is the same product as our RiceX Stabilized Rice Bran, except that it has been ground to a particle size that will pass through a 20 mesh screen. It is used primarily in baking applications.

Dextrinized Rice Bran:	A carbohydrate converted RiceX Stabilized Rice Bran that is more suitably used in baking and mixed health drink applications. This product contains all of the nutrient-rich components of RiceX Stabilized Rice Bran.

RiceX Solubles:	A highly concentrated soluble carbohydrate and lipid rich fraction component of RiceX Stabilized Rice Bran with the fiber removed. RiceX Solubles also embodies a concentrated form of the vitamins and nutrients found in RiceX Stabilized Rice Bran.

RiceX Fiber Complex:	Nutrient-rich insoluble fiber source that contains rice bran oil and associated nutrients. This product, designed for use by the baking and health food markets, is the remaining ingredient when RiceX Stabilized Rice Bran is processed to form RiceX Solubles.

        In addition to the above, further refining RiceX Stabilized Rice Bran into oil and its by-products can produce Max “E” Oil, RiceX Defatted Fiber and Higher Value Fractions.

Max “E” Oil:	Nutrient-rich oil made from RiceX Stabilized Rice Bran. This oil has a high flash point, which provides a very long fry life, and it is not readily absorbed into food. In addition, the oil maintains many of the nutritional benefits of the whole rice bran products.

RiceX Defatted Fiber:	Low fat soluble fiber that does not contain rice bran oil. This is a product designed for use by the baking industry for its high fiber nutritional benefits.

Higher Value Fractions:	Nutraceutical like compounds naturally occurring in RiceX Stabilized Rice Bran and Rice Bran Oil that provide specific health benefits. Tocopherols, tocotrienols, and gamma oryzanol are some of the antioxidant-rich fractions that are found in rice bran and are enhanced by stabilization, with the gamma oryzanol being unique to rice.

INDUSTRY BACKGROUND

THE IMPORTANCE OF RICE

        Rice is the staple food for approximately 70% of the world’s population, and is the staple food source for several of the world’s largest countries. World rice production is expected to be more than 500 million metric tons in the 2004-2005 crop year (according to the United States Department of Agriculture), constituting more than one quarter of all cereal grains produced worldwide. The United States accounts for less than 2% of the world’s rice production. Ninety percent (90%) of world rice tonnage is produced in 13 countries with aggregate populations of 3.2 billion people (according to the USA Rice Federation, Rice Notes). Approximately 75% of all rice production occurs in China, India, South East Asia, Africa and South America. Combined, these regions have a population of 2.3 billion people (nearly 50% of the world’s population), and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

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

RICE PROCESSING AND RICE BRAN STABILIZATION

        When harvested from the field, rice is in the form of paddy, or “rough” rice. In this form, the rice kernel is fully enveloped by the rice hull. The hull is dried and then removed in the first stage of milling, yielding brown rice. In the second stage of milling, the outer brown layer, or rice bran, is removed to produce white rice. Rice bran is composed of the rice germ and several sub-layers, which accounts for approximately 8% by weight of paddy rice and contains over 60% of the nutrients found in each kernel of rice. (See Juliano, B.O., 1985 Rice: Chemistry and Technology, American Association of Cereal Chemists, St. Paul, MN, pp. 37-50.)

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

        Rice bran is unique in the plant kingdom. Its protein is hypoallergenic and contains all of the essential amino acids, the necessary building blocks of protein in the body. Rice bran contains approximately 20% oil, which closely resembles peanut oil in fatty acid composition and heat stability. Rice bran oil contains essential fatty acids and a broad range of nutraceutical compounds that have been demonstrated to have therapeutic properties. (See Cheruvanky and Raghuram, 1991 Journal of the American College of Nutrition, Vol. 10, No. 4, pp. 593-691.)

        Nutraceuticals are food constituents that have human therapeutic effects. Some of these compounds include a newly discovered complex of Vitamin E called “tocotrienols,” and gamma oryzanol, which is only found in rice. These compounds are potent antioxidants that have been shown to aid in reducing damage from free radicals in the body. RiceX Bran also contains very high levels of B-complex vitamins, betacarotene (a vitamin A precursor), other carotenoids and phytosterols, as well as both soluble and insoluble fiber. (See Saunders, 1990, Rice Bran Oil, presented at Calorie Control Council Meeting, February 14, 1990, Washington, D.C.)

        We have been assigned five U.S. patents relating to the production or use of nutraceutical HVF products. See PATENTS AND TRADEMARKS below.

BUSINESS STRATEGY

        Our goal is to become the world’s leading producer and distributor of stabilized rice bran and rice bran based products in the premium consumer food and animal feed sectors of the marketplace. We produce stabilized rice bran and related products in manufacturing facilities we own or through joint venture arrangements. See SUPPLY AND MANUFACTURING below. We intend to protect our process and products through both trade secret protection and through patent and trademark protection. See PATENTS AND TRADEMARKS below.

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

DEVELOPED NATIONS

        In developed nations, our focus is on producing and selling ingredients to large consumer product marketers as health enhancing ingredients for existing or newly developed products, and as stand-alone products to consumers. In addition, we have continued relationships with Korean, German and other European companies to introduce our products into these regions. Although there can be no assurance that our products will be successfully introduced into these regions, we believe that interest of this type validates the potential opportunity. In addition, we believe that the relationship reflects the strategy for our foreign ventures. We intend to seek other opportunities in developed nations by converting stabilized rice bran grown in those countries into finished goods and into HVFs with demonstrated health or nutritional benefits.

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

        Our first international strategic alliance was established in December 2000 with PRODESA and the Christian Children’s Fund in Guatemala. Under this alliance, we supplied nutritionally dense ingredients throughout Guatemala over a twelve-month period starting in January 2001. As a result, our stabilized rice bran product, RiceX Solubles, has been used as a base for a nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children in rural communities throughout Guatemala. The twelve-month program in Guatemala was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. This proof-of-concept program in Guatemala generated nearly $2,300,000 in revenues for us for the year ended December 31, 2001. In 2002, El Salvador’s Ministry of Education in San Salvador purchased our stabilized rice bran product, RiceX Solubles, for applications in its school nutrition programs for El Salvadorian children. The agreement, which follows the similar program of Guatemala, resulted in revenues of approximately $1,000,000 for the year ended December 31, 2002. Other similar programs in the region resulted in receiving payment for RiceX Solubles of approximately $600,000 in December 2003, and recognizing the revenue during the calendar year 2004.

        We are in the process of broadening our presence in the international markets. Building on our year 2001 successful proof-of-concept program in Guatemala, we continue to develop and expand international market development activities in Central America. We have two program approaches, 1) year-to-year applications and 2) multi-year self sustaining programs. The year-to-year applications approach calls for direct sales contracts financed in part through the United States government’s Public Law 416 program. The multi-year self sustaining strategy will require funding from the USAID programs, philanthropic contributions and joint participation by the host country government. We believe that product sales and shipments will continue and expand into Central American countries during 2005 and beyond.

        We continue to work with major rescue and relief agencies, congressional supporters and government offices of the USDA and the United States Agency for International Development to bring a multi-year program to provide nutritional drinks to one million children each school day from a RiceX facility located within the Central American region. We have secured a financing commitment from Overseas Private Investment Corporation to assist in funding the facility. However, there can be no assurance that this financial commitment will lead to building a facility in the Central American region.

        We also intend to partner with local governments and companies in developing nations, on a joint venture basis, to stabilize locally grown rice bran for local consumption and for future export. We plan to introduce our stabilization process systems in large rice mills located in Central and South America, China, India and Southeast Asia in the future. In many developing nations, the average person has a 300-500 calorie daily diet deficit. (See The Food and Agriculture Organization of the United Nations (FAO), Agrostat PC, on diskette (FAO, Rome, 12993); and the World Resources Institute in collaboration with the United Nations Environment Programme and the United Nations Development Programme, World Resources 1994-95 (Oxford University Press; New York, 1994), p. 108.) If we are able to expand into these areas, the installation of 100 RiceX processing systems has the capacity to provide up to 500 nutritionally dense calories per day to over 15 million people each year. The diet supplement provided by the locally grown and stabilized rice bran would help those people approach U.S. levels of nutrition.

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

PERFORMANCE FEED AND COMPANION PET FOOD SUPPLEMENTS

        We also market RiceX Bran as a feed supplement for animals. RiceX Bran is used as an equine feed supplement and has proven to provide greater muscle mass, improved stamina, and hair-coat luster when added to a normal diet. Show and performance horses represent the premium end of the equine market and present a $12 to $15 million market share opportunity for our future revenue growth. During 2003, we launched our own equine supplement label “Max E Glo”. In 2004, we entered into a distribution agreement with MannaPro, a national feed distributor. We continued to hold numerous discussions with several major domestic equine feed manufacturers and distributors. However, there can be no assurance that these discussions will be successful.

RICE BRAN OILS

        Nutrient-rich oil made from RiceX Stabilized Rice Bran has a high flash point, which provides a long fry life and is not readily absorbed into food. The oil also maintains many of the nutritional benefits of whole rice bran products, making it ideally suited for healthy salad and cooking oils. We hold a patent on the process for obtaining micronutrient enriched rice bran oil. There can be no assurance that any of our Stabilized Rice Bran Oil marketing efforts will be successful.

MARKETING METHODS

        As of March 4, 2005, we have an Executive Vice President of Sales and Marketing and two domestic sales representatives. In addition, we have entered into agreements with PRODESA for Central America markets, and Kreglinger Europe for the United Kingdom and Benelux markets, for developing and marketing RiceX Bran products. We also continue to work to develop additional significant alliances in efforts to increase our sales volume.

        Pursuant to the Stabilized Rice Bran Processing Sales and Marketing Agreement between Farmers’ Rice Cooperative, or Farmers, a cooperative association organized under the California Food and Agriculture Code, and us, dated May 1, 2002, Farmers has an exclusive license to use our rice bran processing equipment for production of stabilized rice bran for sale to a limited number of Farmers customers.

CUSTOMERS

        We have in excess of 125 active customer accounts. For 2004, our major customers were Project Concern International, Natural Glo, NutraCea, MannaPro and PGP International. We depended on these customers for approximately 50% of all sales revenue during 2004. Loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

SUPPLY AND MANUFACTURING

        We purchase unstabilized rice bran from one major supplier, Farmers. Pursuant to our agreement with Farmers, our stabilization machinery is physically attached to Farmers rice processing plants and the rice bran by-product is directly transferred to our machinery for stabilization without the need for shipping. The relationship with Farmers is symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while we have ready access to unstabilized bran. Farmers is currently our only supplier of unstabilized rice bran. We are seeking additional relationships with rice processors, both in the United States and abroad as part of our overall business strategy. Our production capacity currently stands at 1,500 tons per month. We believe suitable alternative supply arrangements are readily available if needed, however, there can be no assurance that we will be successful in securing additional supply agreements.

        As required, we ship RiceX Bran from our facility in California to our plant in Dillon, Montana for further processing into RiceX Solubles, Dextrinized Rice Bran and RiceX Fiber Complex. Current monthly production capacity is approximately 50 tons of RiceX Solubles, 50 tons of Dextrinized Rice Bran and 50 tons of RiceX Fiber Complex. Additional equipment could more than double production capacity. We intend to acquire or construct an additional processing facility when and if the demand for RiceX Solubles, Dextrinized Rice Bran and RiceX Fiber Complex justifies expansion.

        Every food product that we manufacture is produced under published FDA and USDA regulations for “Good Manufacturing Practices.” Our General Manager oversees quality control and quality assurance testing. Product samples for each product code are analyzed for microbiological adherence to a predetermined set of product specifications and each lot is released only when it demonstrates its compliance with specifications.

PATENTS AND TRADEMARKS

        The RiceX Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran. We have chosen to treat the RiceX Process as a trade secret and not to pursue process or process equipment patents on the original processes. However, process improvements will be reviewed for future patent protection. We believe that the unique products, and their biological effects, resulting from our Stabilized Rice Bran are patentable. We also hold, among other things, patents to a method to treat high cholesterol, to a method to treat diabetes and to a process for producing HVF from stabilized rice bran. We have been assigned seven U.S. patents relating to the production or use of Nutraceutical or HVF products. The patents include patent number 5,512,287 “PRODUCTION OF BETA-GLUCAN AND BETA-GLUCAN PRODUCT,” which issued on April 30, 1996; patent number 5,985,344 “PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL,” which issued on Nov. 16, 1999; patent number 6,126,943 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS,” which issued on Oct. 3, 2000; patent number 6,303,586 B1 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA,” which issued on Oct. 15, 2001, patent number 6,350,473 B1 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS,” which issued on Feb. 26, 2002; patent number6,558,714-B2 “A METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS,” which issued on May 6, 2003; and patent number 6,773,799-B2 “A METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS,” which issued on May 11, 2004. We plan to apply for additional patents in the future as new products, treatments and uses are developed.

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

        Although there currently are no pending claims or lawsuits against us regarding possible infringement claims, there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not have a material adverse affect on our financial condition and results of operations. In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of our resources, which could have a material adverse effect on our financial condition and results of operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems, any of which could have a material adverse effect on our financial condition and results of operations. In addition, there can be no assurance that a license under a third party’s intellectual property rights will be available on reasonable terms, if at all.

COMPETITION

        Although we believe that we are the only company to use non-chemical methods to stabilize all natural rice bran so that the bran has a shelf life of over one year, we compete with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements. We believe that our only significant competitor is Producer’s Rice Mill. This competitor may have greater capital resources than us; however, we believe that we have more experience in the rice bran industry. However, there can be no assurance that we will be able to compete successfully in the rice bran industry. We believe that our major nutritional supplement competitors include producers of wheat bran and oat bran, particularly in the functional food ingredients market segment.

RESEARCH AND DEVELOPMENT

        Rice bran contains a wide variety of antioxidants, vitamins and other nutrients associated with good health and resistance to disease. We have conducted a preliminary clinical evaluation that indicates RiceX products have efficacy in the nutritional management of certain conditions and diseases, such as diabetes mellitus and coronary vascular disease. Data from this study has been analyzed and the data supports the initiation of clinical trials. We intend to vigorously conduct these trials and, if successful, will develop foods containing the active nutraceutical components of RiceX Bran to manufacture products targeted at specific conditions or suitable for the maintenance of general health and well-being. However, there can be no assurance that the results of additional clinical trials will prove successful or that we will be able to develop additional new products. See RISK FACTORS “GOVERNMENTAL REGULATIONS” below.

        Expenditures for research and development for the years ended December 31, 2004 and 2003 totaled $224,000 and $226,000, respectively. We expect to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

EMPLOYEES

        As of March 4, 2005, we had a total of 12 employees, all of whom were full time employees. Our employee count may change periodically. From year to year we experience normal variable labor fluctuation at our production facility in Dillon Montana. We believe that our relations with our employees are good.

RISK FACTORS

LIMITED OPERATING HISTORY

        There is limited historical financial information about us upon which to base an evaluation of our performance or to make a decision regarding an investment in shares of our common stock. Although we were originally formed in May 1989, commercial manufacturing operations and marketing efforts did not commence until June 1996. We reported net losses of $883,000 and $1,292,000 for the years ended December 31, 2004 and 2003, respectively. We generated $295,000 in cash for the year ended December 31, 2003 and used $1,184,000 for the year ended December, 31 2004. We have shareholders’ equity of $1,784,000 and aggregated cash and cash equivalents of approximately $1,035,000 at December 31, 2004. Our management team has developed a strategic and financially sound business plan to meet the ongoing liquidity needs of our operations for the year ended December 31, 2005 and thereafter. We believe we have positioned ourselves to become the foremost premium ingredient supplier in the food manufacturing and animal feed sectors. However, our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance and absence of an operating history. Therefore, there can be no assurance that our business or products will be successful or that we will be able to achieve or maintain profitable operations. However, there can be no assurance that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

MARKET RISKS OF A NEW BUSINESS

        We have formulated our business plan and strategies based on certain assumptions regarding the size of the rice bran market, our anticipated share of this market and the estimated price and acceptance of our products. These assumptions are based on the best estimates of our management; however there can be no assurance that our assessments regarding market size, potential market share attainable by us, the price at which we will be able to sell our products, market acceptance of our products or a variety of other factors will prove to be correct. Any future success may depend upon factors including changes in the dietary supplement industry, governmental regulation, increased levels of competition including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment, and reduced margins caused by competitive pressures.

COMPETITION

        Competition in our targeted industries, including nutraceuticals, functional food ingredients, rice bran oils, animal feed supplements and companion pet food ingredients is vigorous, with a large number of businesses engaged in the various industries. Many of our competitors have established reputations for successfully developing and marketing their products. Many of our competitors have greater financial, managerial, and technical resources than we do. If we are not successful in competing in these markets, we may not be able to attain our business objectives.

GOVERNMENTAL REGULATION

        The processing, formulation, packaging, labeling and advertising of our products is subject to regulation by one or more federal agencies. Although Congress has recognized the potential impact of dietary supplements in promoting the health of U.S. citizens by enacting the Dietary Supplement Health Education Act of 1994, or DSHEA, which severely limits the FDA’s jurisdiction in regulating dietary supplements, there is no way to predict the potential effect of DSHEA. It may be difficult for any company manufacturing or marketing dietary supplements to remain in strict compliance with the technical requirements of DSHEA.

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

DEPENDENCE ON KEY EMPLOYEES

        We believe that our success will depend, to a significant extent, upon the efforts and abilities of the current group of executives, strategic alliance and joint venture partners. The loss of the services of one or more of these key personnel or partners could have a material adverse affect on our business, financial condition and results of operations. In addition, our future success will depend upon our ability to continue to attract and retain qualified management personnel. We are in the process of searching for a permanent Chief Executive Officer, or CEO to replace our interim CEO. See Part III – Item 10 SEPARATION AGREEMENTS However, there can be no assurance that we will be successful in attracting and retaining such personnel.

PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS

        Our success depends in part on our ability to obtain patents, licenses and other intellectual property rights for our products and technology. We have seven United States patents and we may decide to file corresponding international applications. We hold patents to the production of Beta Glucan and to a micro nutrient enriched rice bran oil process. We also hold patents to a method to treat high cholesterol, to a method to treat diabetes and to a process for producing HVF from stabilized rice bran. The process of seeking patent protection may be long and expensive, and there can be no assurance that patents will be issued, that we will be able to protect our technology adequately, or that competition will not be able to develop similar technology. There currently are no claims or lawsuits pending or threatened against us regarding possible infringement claims, but there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be accurate, will not have a material adverse affect on our business, financial condition and results of operations. In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation could result in substantial cost and diversion of our efforts, which could have a material adverse affect on our financial condition and results of operations. Adverse determinations in any litigation could result in the loss of our proprietary rights, subjecting us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems, any of which could have a material adverse affect on our financial condition and results of operations. There can be no assurance that a license under a third party’s intellectual property rights will be available to us on reasonable terms, if at all.

THIN MARKET; POSSIBLE VOLATILITY OF STOCK PRICE

        Our common stock has been traded on the OTC Bulletin Board since May 1996 under the symbol “RICX”. We believe that many factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

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

ANTI-TAKEOVER EFFECT OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW

        Under our Certificate of Incorporation, our Board of Directors, or Board, has the authority, without action by our stockholders, to fix certain terms of, and to issue, shares of preferred stock. We are incorporated under Delaware law. Certain provisions of our Certificate of Incorporation and certain provisions of Delaware law may have the effect of delaying, deterring or preventing a change in control of our company. Other provisions in our Certificate of Incorporation and Bylaws, and Delaware law, impose procedural and other requirements that could make it more difficult to effect certain corporate actions, including replacing incumbent directors. Furthermore, our Board is divided into three classes of directors. Each class of directors serves for a staggered three-year term after the initial classification and election. This may make it more difficult for a third party to gain control of our Board. By virtue of these provisions, our Board may be able to take or prevent actions affecting unaffiliated stockholders without such stockholders’approval or consent. In addition, these provisions may adversely affect the market price of our common stock and reduce the possibility that an investor may receive a premium for his or her shares in a tender offer. See Part III – Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.

Item 2.	DESCRIPTION OF PROPERTY.

        We currently lease a 5,600 square foot office facility at 1241 Hawk’s Flight Court, El Dorado Hills, California, a 2,000 square foot office facility at 1901 Conant Avenue, Burly, Idaho and a 17,000 square foot warehouse facility at 1755 Enterprise Boulevard, West Sacramento, California. Our subsidiary, RiceX Nutrients, Inc. (formally Food Extrusion, Montana), owns a 15,700 square foot production facility in Dillon, Montana. The lease for the El Dorado Hills facility expires in September 2006. The lease for our offices in Burley, Idaho expires in May 2009 and the lease for our West Sacramento, California warehouse facility is on a month to month basis. We have aggregate annual lease payments for all the facilities approximating $109,000, net of sub-lease payment collections approximating $76,000 per year. In November 1999, we entered into a sub-lease agreement with a company, NutraCea (formally NutraStar), for a portion (10,080 square feet) of the facility located at 1261 Hawk’s Flight Court, El Dorado Hills, California. The sub-lease with NutraCea expires in September 2006.

        We believe that our facilities are adequate for our anticipated needs through 2005 and that the properties are adequately covered by insurance.

Item 3.	LEGAL PROCEEDINGS.

        From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to our security holders for a vote during the quarter ended December 31, 2004.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        The principal United States market for our common stock is the OTC Bulletin Board. These quotations reflect inter-dealer process, without retail mark-up, mark-down or commissions and may not represent actual transactions. The following table sets forth the range of high and low sales prices reported by the OTC Bulletin Board for our common stock for the periods indicated:

COMMON STOCK	HIGH	LOW
2004
First Quarter	$0.18	$0.15
Second Quarter	$0.30	$0.13
Third Quarter	$0.18	$0.16
Fourth Quarter	$0.19	$0.13

2003
First Quarter	$0.23	$0.14
Second Quarter	$0.35	$0.14
Third Quarter	$0.40	$0.20
Fourth Quarter	$0.33	$0.15

There were approximately 265 holders of record of our common stock as of March 4, 2005.

DIVIDENDS

        We have neither paid, nor declared, any dividends since our inception. We do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Delaware law and, as a quasi-California corporation, to the more restrictive provision of California law. Under Delaware law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. California law generally prohibits a corporation from paying dividends unless the retained earnings of the corporation immediately prior to the distribution exceed the amount of the distribution. Alternatively, California law allows for a corporation to pay dividends if the assets of the corporation exceed 1 1/4 times its liabilities, and the current assets of the corporation equal or exceed its current liabilities. However, if the average pre-tax earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1 1/4 times its current liabilities.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        In April 2004, the Board of Directors approved an agreement authorizing us to purchase 1,346,964 common shares of our own stock and 3,030,669 warrants in a private transaction. This was the only purchase transaction this year through the period ended June 31, 2004. We paid $270,007 for the shares and warrants at an average cost of $0.20 per share.

			Total Number Of Shares	Maximum Number
	Total	Average	Purchased As Part Of	Of Shares That May
Period	Number Of Shares Purchased	Price Paid Per Share	Publicly Announced Plans	Yet Be Purchased Under The Plans

1/1/04 - 3/31/04	-	$-	none	-

4/1/04 - 6/30/04	1,346,964 (1)	$0.20	none	-

7/1/04 - 9/30/04	-	$-	none	-

10/1/04 - 12/31/04	-	$-	none	-

Total	1,346,964	$0.20	none	-

(1) On April 1, 2004 the Company purchased 1,346,964 shares of its common stock, 1,346,964 Class I warrants to purchase common stock, 673,482 Class II warrants to purchase common stock, and 1,010,223 Class III warrants to purchase common stock.

RECENT SALES OF UNREGISTERED SECURITIES

        During 2004, 2003 and 2002, we did not issue or sell any shares of our common stock.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following is a discussion of our consolidated financial condition as of December 31, 2004 and the results of operations for the fiscal years ended December 31, 2004, 2003 and 2002, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

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

EXECUTIVE SUMMARY

2004 Highlights

•	Domestic Market Revenue – Total revenues were up by $499,000, or 14%, in 2004 on a comparative basis to last year. In 2003, we experienced a successful launch of a new product label, Max “E” Glo that carried over into 2004 in the equine market. In connection therewith, we have teamed up with nine national and regional distributors to distribute Max E Glo to the United States and Canada. In 2004, sales increased in our Stabilized Rice Bran (SRB) Regular, SRB Fine, and SRB Fiber product lines. We added a new product line in 2004, SRB Dextrinized. SRB Dextrinized sales of $82,000 equaled 2% of total sales in 2004. Total SRB Regular sales increased $231,000, or 14%, which includes human SRB Regular and animal SRB Regular, compared to last year. Our total SRB Fine sales increased $32,000, or 9%, with an increase of $97,000 sold into the functional foods market. Our SRB Fine sales to the specialty equine market decreased $64,000 in 2004 comparatively.
•	Domestic Animal Products –Animal product sales, mainly to the equine market, rose 19%.
•	International Market Revenue – We were successful in receiving a direct purchase sales contract in December 2003, which was financed in part through the United States government’s Public Law 416b programs for Central America. We received pre-payment of $539,000 in December 2003 for this order. The revenue for this purchase was recognized in 2004 when the shipments were received in Guatemala.

2004 Challenges

•	Domestic Market Revenue – Total SRB Solubles revenue was down $469,000 due mostly to decreased demand from one major customer. We also experienced decreases in human SRB Regular of $60,000 and animal SRB Fine of $64,000 compared to last year.
•	Domestic Functional Foods – We experienced a decrease of 13% in functional food sales in 2004 of $298,000 primarily attributed to slow sales to one major customer.
•	International Market Revenue – Two applications for direct purchase sales contracts financed in part through the United States government’s Public Law 416b were submitted to the United States Department of Agriculture for the 2004 – 2005 fiscal years. One application was for Guatemala, the other for Honduras. Both applications were not approved by USDA due to a massive reduction in non-fat dry milk supply in the United States. The PL416(b) program allows for donationsof US surplus non-fat dry milk solids to Private Voluntary Organizations (PVO). The PVO in turn can sell the milk solids in the open market in the destination country and use the proceeds for purchases of US produced commodities like RiceX solubles. The huge US surplus of non-fat dry milk has been eliminated as a result of world dairy prices exceeding US dairy support prices. Therefore, the USDA has sold its surplus into the world market and has not been required to purchase new inventories. The USDA currently has no surplus inventory or plans to offer non-fat dry milk into the Food Aid channel through PL416(b) programs.
•	Selling, general and administrative, or SG&A Cost Reduction Efforts – We expected to reduce SG&A costs in 2004 by 20%, however our SG&A increased by 13%. We were unable to reach expectations primarily because of non-recurring expenses related to the severance of two executives in 2004.
•	Cash Balance and Cash Flow – Our cash balance at December 31, 2004 was $1,035,000, a decrease of $1,184,000. For the year ended December 31, 2004, cash was used for operating activities totaling $868,000 on a reported net loss of $883,000. Cash was used for investing activities totaling $46,000, and cash was used for financing activities in the amount of $270,000.

2005 Expectations

•	Revenue growth – We expect to build on our positive efforts and momentum into the domestic human functional foods market. We anticipate an 11% increase in pounds sold for domestic functional foods. We project increases in our domestic animal market, an increase of approximately 4 million pounds, or 75%. This increase is projected to include sales from a major customer, increased sales from our recent new product launch, and overall increased awareness of stabilized rice bran into the equine market in the United States and Canada. Anticipated sales to Central America in 2005 will be at about $500,000, or 2004 level. Direct purchases of RiceX Solubles for a nutrition program for pregnant/lactating mothers and children 0-3 years of age in Guatemala has been proposed to the Government of Guatemala with funding from a PL416 Government-to-Government award. The proposal, if accepted would fund approximately $500,000 in RiceX solubles purchases in 2005-2006.
•	Price pressure – We experienced price pressure in the equine market in 2003 and 2004 and anticipate similar price pressure in the equine market in 2005 as rice bran products have emerged from certain competitors during 2003.
•	SG&A cost reduction – We expect to trim overall SG&A, expenses by $650,000, or 20%, in 2005. This will be accomplished by implementing budgetary spending controls and monitoring by management.

The following highlights our financial data for December 31, 2004, 2003 and 2002.

Selected Financial Summary
(in thousands except share data)

Consolidated Operating Results	2004	2003	2002
Revenue	$4,010	$3,511	$5,383
Gross margin	2,354	1,646	3,277
Percent of revenue	59%	47%	61%
Research and development expenses	224	226	267
Selling, general and administrative expenses	2,638	2,174	2,029
Stock option and warrant expense	15	9	12
Professional and investor relations fees	564	544	589
Bad debt recovery	(173)	-	-
Net (loss) income	$(883)	(1,292)	$374
(Loss) earnings per share	(0.02)	(0.03)	0.01

Weighted average number of shares outstanding	37,061,240	38,301,484	38,792,194

Consolidated Balance Sheets	2004	2003	2002
Cash and cash equivalents	$1,035	$2,219	$1,924
Total assets	2,598	4,069	4,907
Accounts payable and accrued liabilities	811	608	589
Deferred revenue, advance payments	3	540	--
Shareholders' equity	$1,784	2,921	$4,318
Number of shares outstanding at December 31,	36,713,274	38,060,238	38,680,724

        We have developed a strategic and financially sound business plan to meet our ongoing liquidity needs for the year ended December 31, 2005 and thereafter. The operating plan includes improved gross margins from reduced costs by improved production efficiencies and product sales mix and by increased sales and expanded marketing efforts domestically and internationally. These current year changes in strategic plans related to marketing efforts, production efficiencies and spending controls are expected to facilitate increased liquidity. For a complete understanding of these activities, this Management’s Discussion and Analysis should be read in conjunction with Part I — Item 1. DESCRIPTION OF BUSINESS and Part II — Item 7. FINANCIAL STATEMENTS of this Annual Report on Form 10-KSB.

YEAR ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

        Consolidated revenues for the year ended December 31, 2004 were $4,010,000, an increase of $499,000, or 14% on a comparative basis to the year ended December 31, 2003. We experienced an increase of $303,000 in sales to our domestic animal SRB Regular and an increase to our human SRB Fine markets of $97,000 compared to the year ended December 31, 2003. We also had increased sales in domestic SRB Fiber of $71,000. Central American Solubles sales increased $539,000 from zero sales last year internationally. We added the SRB Dextrinized product line in 2004, which produced $82,000 in sales for the year ended December 31, 2004. We experienced decreases in human SRB Regular of $60,000, animal SRB Fine of $64,000, and domestic SRB Solubles of $469,000, compared to the same period last year.

        Gross margins for the year ended December 31, 2004 were $2,354,000, or 59%, compared to $1,646,000, or 47%, during the same period last year. The increase in percentage as well as gross margin dollars of $708,000 was the result of increased sales of $499,000 and decreased cost of sales of $209,000. The decrease in cost of sales was mostly the result of production efficiencies and decreased depreciation costs of production equipment at our Montana manufacturing facility. Gross margins on our different products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity.

        Research and development, or R&D, expenses decreased $2,000, to $224,000 for the year ended December 31, 2004, compared to the same period in 2003. The change in R&D expenses is mostly due to reduced activity in research and development. R&D expenses were mostly based on allocating SG&A costs dedicated to research personnel and process research.

        SG&A expenses were $2,465,000 for the year ended December 31, 2004, an increase of $284,000. The increase was due primarily to employee costs related to an accrual for severance expenses of two executives that resigned from the Company. Adding to SG&A expenses was $101,000 of commission expenses related to shipments to Central America and a portion relating to marketing to the equine market. We put back 130,000 shares of Preferred Stock priced at $1 per share in the amount of $130,000 per a Put Agreement to NutraCea, Inc., a related party, and sold 60,000 shares of NutraCea, Inc. common stock offsetting SG&A expenses by approximately $181,000. Because of NutraCea Inc.‘s financial position at the time the Put Agreement was entered into and common stock was received, we booked an allowance for loss on investment of $190,000.

        Professional fees increased $62,000, to a total of $502,000 for the year ended December 31, 2004 compared to last year. The increase is primarily due to higher legal fees from increased general corporate legal activity in 2004.

        Investor relations’ fees decreased $42,000, to a total of $62,000 for the year ended December 31, 2004. The decrease was primarily associated with expenses related to an investor relations firm and web page design work performed and paid for in 2003. Investor relations’ fees this year included expenses related to printing and distribution of our annual report, annual meeting costs, and costs related to SEC reporting requirements.

        We had a net loss of $883,000 for the year ended December 31, 2004, or $0.02 per share, compared to $1,292,000 for 2003, or $.03 per share. The net loss improvement of $410,000 was due to increased total revenues, better utilization of production capacity, and an increase in higher margin SRB Solubles sales internationally through year ended December 31, 2004. This improvement was offset by $250,000 in additional employee expenses related to the severance of two executives but was increased by related party debt recovery of approximately $181,000. There were positive trends in our domestic animal SRB Regular product line sold to the equine market, domestic functional food product lines of human SRB Fine, SRB Fiber, and SRB Dextrinized, and sales to Central America of our SRB Solubles.

        The provision of income taxes for the years ended December 31, 2004 and 2003 consists of the $1,650 minimum state income tax.

        Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial statement purposes. At December 31, 2004, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2004, net operating loss carryforwards were approximately $14,510,000 for federal tax purposes that expire at various dates from 2011 through 2025 and $10,782,000 for state tax purposes that expire in 2005 through 2014.

        Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code and similar state regulations. The annual limitation may result in expiration of net operating loss carryforwards before utilization.

YEAR ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

        Consolidated revenues for the year ended December 31, 2003 were $3,511,000, a decrease of $1,872,000, or 35% on a comparative basis to year ended December 31, 2002. We experienced an increase of $76,000 in sales to our domestic human SRB Regular and Fine markets and an increase of $81,000 to our domestic animal SRB Fine market, while sales from our domestic SRB Regular and Central American Solubles markets as well as our domestic Fiber market decreased $2,029,000 in total during the year ended December 31, 2003, to equal a net decrease in revenues of $1,872,000 compared to the same period in 2002.

        Gross margins for the year ended December 31, 2003 were $1,646,000, or 47%, compared to $3,277,000, or 61%, during the same period in 2002. The decrease in percentage as well as gross margin dollars was the result of decreased sales in all but one product category (SRB Fine), product sales mix and unabsorbed costs at our Montana manufacturing facility. Gross margins on our different products vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. We experienced a drop in sales of our higher margin product lines. We also experienced unfavorable price pressure in our SRB Regular equine market, attributable to emerging competition in 2003.

        Research and development, or R&D, expenses decreased $41,000, to $226,000 for the year ended December 31, 2003 compared to the same period in 2002. The change in R&D expenses is mostly due to the reduced activity in research and development. R&D expenses were mostly based on allocating SG&A costs dedicated to research personnel and process research.

        SG&A expenses were $2,174,000 for the year ended December 31, 2003, an increase of $145,000. The increase was due primarily to expenses relating to our expanding sales and marketing functions. Included was $101,000 of commission expense related to a Central American purchase order and a portion related to marketing to the equine market and product launch in July 2003. This increase had been anticipated by management based upon their 2003 business development plan.

        Professional fees decreased $57,000, to $440,000, for the year ended December 31, 2003, compared to 2002. The decrease is primarily due to lower legal fees from reduced general corporate legal activity in 2003, and reduced consulting fees, mainly from discontinuing the retention of a sales consultant after the expiration of a consulting agreement ended in January 2003.

        Investor relations’ fees increased $12,000, to $104,000, for the year ended December 31, 2003. The increase was primarily associated with expenses related to an investor relations firm and web page design work performed and paid for in 2003. Investor relations’ fees this year included expenses related to printing and distribution of our annual report, SEC reporting requirements and expenses related to finalizing the purchase and control of our web site files.

        We had a net loss of $1,292,000 for the year ended December 31, 2003, or $0.03 per share, compared to $374,000 for 2002, or $.01 per share. The net loss is due to decreased total revenues, lower utilization of production capacity, effects of unfavorable price pressure in the equine market, decreases in domestic Solubles sales, and no sales to Central America through the year ended December 31, 2003. There were positive trends in our domestic functional food product lines as well as our domestic SRB Fine product line distributed to the equine market.

        The provision of income taxes on the statements of income consists of a $1,650 minimum state income tax. The California net operating losses have been suspended for 2002 and 2003, which caused us in 2002 to prepay but subsequently receive a refund on actual income versus projected income. Our provision for 2003 is $15,000 for the year ended December 31, 2003, which was booked as prepaid expenses. We expect a refund of this provision except for a California State corporate income tax minimum of $1,650 in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

        For the year ended December 31, 2004, our cash balance decreased by $1,184,000, compared to the same period last year. Our cash balance at December 31, 2004 was $1,035,000, down from $2,219,000 at December 31, 2003. Our cash position has not required cash from financing activities in order to fund operations since retiring all of our long term debt in 2000. Management believes our cash reserve is adequate to meet future operating requirements.

        In April 2004, the Board of Directors approved an agreement authorizing us to purchase 1,346,964 common shares of our own stock and 3,030,669 warrants in a private transaction. This was the only purchase transaction through the period ended December 31, 2004. We paid $270,007 for the shares and warrants at an average cost of $0.20 per share.

        We are in the process of broadening our presence in the international markets. Building on year 2001 successful proof-of-concept program in Guatemala, we continue to develop and expand international market development activities in Central America. We have two program approaches, 1) year-to-year applications and 2) multi-year self sustaining programs. The year-to-year applications approach calls for direct sales contracts financed in part through the United States government’s Public Law 416 program. The multi-year self sustaining strategy will require funding from the USAID programs, philanthropic contributions and joint participation by the host country government. We believe that product sales and shipments will continue and expand into Central American countries during 2005 and beyond.

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

Item 7.	FINANCIAL STATEMENTS.

THE RICEX COMPANY
INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	25-26

Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and 2003	27
Consolidated Statements of Operations
for the years ended December 31, 2004 and 2003	28
Consolidated Statement of Shareholders' Equity
as of December 31, 2004 and 2003	29
Consolidated Statements of Cash Flows
for the years ended December 31, 2004 and 2003	30
Notes to Consolidated Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
The RiceX Company

We have audited the accompanying consolidated balance sheet of The RiceX Company and Subsidiary (the Company) as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The RiceX Company and Subsidiary as of December 31, 2004, and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Perry-Smith LLP

Sacramento, California
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
The RiceX Company

We have audited the accompanying consolidated balance sheets of The RiceX Company and Subsidiary (the Company) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The RiceX Company and Subsidiary as of December 31, 2003, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California
February 20, 2004

THE RICEX COMPANY
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$1,034,913	$2,219,091
Trade accounts receivable, net of allowance
for doubtful accounts, $20,000 in 2004
and 2003	499,413	679,243
Inventories	401,554	340,513
Deposits and other current assets	91,978	76,214

Total current assets	2,027,858	3,315,061

PROPERTY AND EQUIPMENT, net	542,576	694,161
OTHER ASSETS, net	27,186	59,586

	$2,597,620	$4,068,808

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$811,055	$607,742
Deferred revenue	2,959	539,899

Total current liabilities	814,014	1,147,641

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $.00l per share,
10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $.001 per share,
100,000,000 shares authorized, 36,713,274 and
38,060,238 shares issued and outstanding in
2004 and 2003, respectively	36,714	38,060
Additional paid-in capital	28,900,767	29,154,428
Accumulated deficit	(27,153,875)	(26,271,321)

Total shareholders' equity	1,783,606	2,921,167

	$2,597,620	$4,068,808

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2004	2003
REVENUES:
Sales	$4,010,186	$3,511,295

TOTAL REVENUES	4,010,186	3,511,295

COST OF SALES	1,655,940	1,865,055

GROSS MARGINS	2,354,246	1,646,240

RESEARCH AND DEVELOPMENT EXPENSES	223,685	226,452
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,465,380	2,180,963
STOCK OPTION AND WARRANT EXPENSE	15,000	3,000
INVESTOR RELATIONS	61,948	104,423
PROFESSIONAL FEES	502,207	440,039

Loss from operations	(913,974)	(1,308,637)

OTHER INCOME (EXPENSE):
Interest and other income	33,070	17,864

Loss before income taxes	(880,904)	(1,290,773)

INCOME TAX expense	1,650	1,650

Net loss	$(882,554)	$(1,292,423)

BASIC AND DILUTED EARNINGS PER SHARE,
Net loss per share	$(.02)	$(.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	37,061,240	38,301,484

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional Paid-In	Accumu- lated	Deferred Expenses Related to Equity	Total Share- holders'
	Shares	Amount	Capital	Deficit	Issuance	Equity
Balance, January 1, 2003	38,680,724	$38,681	$29,315,287	$(24,978,898)	$(57,418)	$4,317,652

Stock repurchase	(620,486)	(621)	(163,859)	-	-	(164,480)

Amortization of warrants
issued to former employees	-	-	3,000	-	-	3,000

Amortization of warrants
issued for consulting fees	-	-	-	-	57,418	57,418

Net loss for the year	-	-	-	(1,292,423)	-	(1,292,423)

Balance, December 31, 2003	38,060,238	38,060	29,154,428	(26,271,321)	-	2,921,167

Stock repurchase	(1,346,964)	(1,346)	(268,661)	-	-	(270,007)

Amortization of warrants
issued to employees	-	-	15,000	-	-	15,000

Net loss for the year	-	-	-	(882,554)	-	(882,554)

Balance, December 31, 2004	36,713,274	$36,714	$28,900,767	$(27,153,875)	$-	$1,783,606

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(882,554)	$(1,292,423)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation and amortization	230,475	380,019
Amortization of shares and warrants issued
for services, prepaid interest, and debt issuance cost	15,000	60,419
Net changes in operating assets and liabilities:
Trade accounts receivable	179,830	686,232
Inventories	(61,041)	(33,202)
Deposits and other current assets	(15,764)	24,968
Accounts payable and accrued liabilities	203,313	18,772
Deferred revenue	(536,940)	539,898

Net cash from operating activities	(867,681)	384,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, and other assets	(46,490)	75,177

Net cash from investing activities	(46,490)	75,177

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock and warrants	(270,007)	(164,480)

Net cash from financing activities	(270,007)	(164,480)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	(1,184,178)	295,380
CASH AND CASH EQUIVALENTS, beginning of year	2,219,091	1,923,711

CASH AND CASH EQUIVALENTS, end of year	$1,034,913	$2,219,091

The accompanying notes are an integral part of these statements.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        The RiceX Company (“RiceX”), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company. RiceX has a wholly owned subsidiary, RiceX Nutrients, Inc. (formally Food Extrusion Montana, Inc.). The consolidated financial statements include the accounts of RiceX and RiceX Nutrients (collectively “the Company”), after the elimination of all inter-company balances and transactions.

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

        RiceX Nutrients is engaged in the business of custom manufacturing grain-based products for food ingredient companies at its production facility in Dillon, Montana. The facility has specialized processing equipment and techniques for the treatment of grain products to cook, enzyme treat, convert, isolate, dry and package finished food ingredients. The soluble and fiber concentrate forms of the Company’s rice bran products are produced at the Montana facility.

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

        Concentration of credit risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable for sales to major customers. The Company performs credit evaluations on its customers’ financial condition and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based upon expected collectibility of all accounts receivable. Uncollected accounts have not been significant.

        In 2004, three major customers each accounted for 13%, 12%, and 10% of sales, respectively. Accounts receivable includes amounts due from three customers comprising of 17%, 14%, and 12% of the total outstanding.

        In 2003, three major customers each accounted for 22%, 17%, and 7% of sales, respectively. Accounts receivable includes amounts due from two customers comprising 29% and 24% of the total outstanding.

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

        Shipping and handling – Shipping and handling expenses totaled $61,000 and $74,000 in 2004 and 2003 respectively and are captured in SG&A.

        Research and development – Research and development costs are expensed when incurred.

        Stock options – At December 31, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 6. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinions No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The amount of $15,000 stock-based employee compensation cost is reflected in net income, as some options granted under those plans had an exercise price lower than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	DECEMBER 31,
	2004	2003
Net loss, as reported	$(882,554)	$(1,292,423)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all awards	(73,100)	(45,600)

Pro forma net loss	$(955,654)	$(1,338,023)

Loss per share:
Basic and diluted net loss per share - as reported	$(.02)	$(.03)
Basic and diluted net loss per share - pro forma	$(.03)	$(.04)

Weighted average fair value of options granted
to employees during the year	$.21	$.15

        Net loss per share – Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted loss per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. For the years ended December 31, 2004 and 2003 there is no diffeence between basic and diluted loss per share, as there were no dilutive stock options.

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

        Reclassifications – Certain reclassifications have been made to the 2003 financial information to conform to the 2004 presentation.

        Recent accounting pronouncements

        Consolidation of Variable Interest Entities (VIE).

        In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (VIE). It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either a) does not have equity investors with voting rights or b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual return. Most of the provisions of FIN 46 have been delayed until March 31, 2004. The Company does not have any VIE and accordingly the implementation of FIN 46 will not have any impact on the Company’s financial position or results of operations.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Recent accounting pronouncements (continued)

        Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

In April 2003, FASB issued Statement No. 149 ("Statement No. 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instrumentsand Hedging Activities. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of Statement No. 149 did not result in an impact on the Company's statement of financial position or results of operations.

        Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

        In May 2003, FASB issued Statement No. 150 (“Statement No. 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of Statement No. 150 did not result in an impact on the Company’s statement of financial position or results of operations.

        Share-Based Payments

        In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options, granted to employees. The company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

        Inventory Costs

        In November 2004, the FASB issued Statement Number 151 (FAS 151), Inventory Costs. FAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for fiscal years beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 151 will have on the Company’s financial statements.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – INVENTORY

        Inventory consists of the following:

	DECEMBER 31,
	2004	2003
Finished goods	$307,456	$240,708
Packaging	94,098	99,805

	$401,554	$340,513

NOTE 3 – PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	DECEMBER 31,
	2004	2003

Land and buildings	$380,154	$380,154
Equipment	4,619,726	4,593,237
Leasehold improvements	381,642	381,642
Furniture and fixtures	228,071	208,071

	5,609,593	5,563,104
Less accumulated depreciation
and amortization	(5,067,017)	(4,868,943)

	$542,576	$694,161

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following:

	DECEMBER 31,
	2004	2003

Trade accounts payable	$287,751	$203,591
Other accrued liabilities	523,304	404,151
Deferred revenue	2,959	539,899

	$814,014	$1,147,641

        Included in Other accrued liabilities at December is $250,000 for the severance cost of two executives whose resignations from the Company were finalized in January 2005.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

        The Company leases office, laboratory and warehouse space under operating leases which expire in 2006 and 2009. The Company has the unilateral right to terminate the facilities’ operating leases with six months’ written notice. Rent expense under operating leases was $77,350 and $59,577 for the years ended December 31, 2004 and 2003, respectively.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

        The following is a schedule of future minimum lease payments required under the above leases:

Year ending December 31,
2005	126,592
2006	94,944

Total	$221,536

        Lease expenses of $4,000 per month on a month by month basis for a warehouse facility in West Sacramento, California are included in the 2005 and 2006 minimum lease payments.

NOTE 6 – SHAREHOLDERS’ EQUITY

A.     Common and preferred stock.

        In conjunction with RiceX’s re-incorporation in Delaware, the Company increased its authorized number of common shares from 50,000,000 to 100,000,000, authorized 10,000,000 shares of preferred stock which may be issued from time to time, in one or more series, and authorized its Board of Directors to establish the rights, preferences and privileges of each such series, when issued. At December 31, 2004, an aggregate of 18,971,047 shares of the Company’s common stock was reserved for future issuance upon the exercise of stock options and warrants.

B.     Stock issued for services.

        None

C.     Conversion of debt to equity.

        None

D.     Private placement.

        During 2000, the Company issued 182,137 shares of common stock and warrants to purchase 182,137 shares of common stock for cash proceeds of $116,400 in conjunction with a $6 million dollar private placement. The warrants, which expire three years from issue date, have an exercise price for the first year of $1.00 per share, for the second year of $1.25 per share and for the third year of $1.50 per share. As of December 31, 2003, all warrants issued in conjunction with this private placement had expired.

E.     Repurchase of common stock.

        In 2002, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of $1,000,000 of its own stock on the open market for a period of one year. The Company repurchased 620,486 shares of its own stock on the open market during the year ended December 31, 2003.

        In April 2004, the Board of Directors approved an agreement authorizing us to purchase 1,346,964 common shares of our own stock and 3,030,669 warrants in a private transaction. This was the only purchase transaction through the period ended December 31, 2004. We paid $270,007 for the shares and warrants at an average cost of $0.20 per share.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – SHAREHOLDERS’ EQUITY (continued)

F.     Warrants and non-qualified stock options issued.

        At December 31, 2004, warrants and non-qualified stock options outstanding were as follows:

Shares issuable under warrants and non-qualified options	Number of Shares	Exercise Price Per Share	Exercise Period

Balance, January 1, 2003	18,330,923	$0.70 - $1.65	1 - 10 years

Cancelled during the year	(4,091,207)	$0.75 - $1.50	3 - 5 years

Balance, December 31, 2003	14,239,716	$0.70 - $1.65	1 - 10 years

Issued during the year	75,000	$0.18	3 years

Expired during the year	(25,000)	$0.75	5 years

Canceled during the year	(3,030,699)	$0.70	5 years

Balance, December 31, 2004	11,259,047	$0.18 - $1.65	3 - 10 years

        The balances outstanding at December 31, 2004 and 2003 includes incentive warrants to purchase 6,030,582 and 7,714,287 shares, respectively, which are restricted from sale and or transfer until such time when certain sales targets are achieved.

G.     Stock option plan.

        The Company has 10,000,000 shares of common stock reserved for grant to its officers, directors and key employees under its stock option plan (the “Plan”). At December 31, 2004, options to purchase 7,712,000 shares of common stock had been granted under the Plan and 2,288,000 shares were available for future grants. Options granted pursuant to the Plan have lives of 10 years from the date subject to earlier expiration in certain cases, such as termination of the grantees’ employment. Options vest 1/3 on the date of the grant, 1/3 on the first anniversary, and 1/3 on the second anniversary. Stock option information is as follows:

	Number of Shares	Weighted- Average Exercise Price

Shares under option at January 1, 2003	6,849,000	$.66
Granted	330,000.24
Forfeited	(196,000)	.32

Shares under option at December 31, 2003	6,983,000.65
Granted	750,000.21
Forfeited	(21,000)	.30

Shares under option at December 31, 2004	7,712,000	$.61

Options exercisable at December 31, 2004	7,220,333	$.64

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – SHAREHOLDERS’ EQUITY (continued)

The weighted average fair value of the options granted in 2004 and 2003 were $0.21 and $0.15 respectively.

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.15-0.30	1,350,000	8.40	0.23	858,333	$0.25
0.36-0.40	1,450,000	6.71	0.38	1,450,000	0.38
0.72-0.79	4,772,000	4.68	0.75	4,772,000	0.75
1.81	140,000	3.69	1.81	140,000	1.81
$.15 - $1.81	7,712,000	6.91	0.61	7,220,333	$0.64

Pro Forma Information related to Option Grants

        Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The fair value of the Company’s options grants under the 1997 plan was estimated assuming no expected dividends and the following weighted-average assumptions:

	2004	2003
Expected life (years)	3	3
Expected volatility	104%	103%
Risk-free interest rate	2.06%	1.50%

NOTE 7 – EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) plan, The RiceX Company 401(k) Profit Sharing Plan & Trust, which requires an employee to have completed one year of service and attained the age of 21 to participate in the plan. The Company contributes 3% of each employee’s salary annually to the plan regardless of employee participation. Additionally, the Company may, at its discretion, make additional employer contributions. In order to participate in the plan, the employee must work 1000 hours in and be employed on the last day of the plan year. Employees are immediately vested in company contributions. Plan contributions amounted to $36,000 in 2004 and 2003.

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 – RELATED PARTY TRANSACTIONS

        Ms. Patricia McPeak, the spouse of Daniel L. McPeak, Sr., Chairman of the Board of Directors of the Company and its Chief Executive Officer until March 31, 2004, served as a director of the Company from its formation in 1989 until the expiration of her term on June 29, 2001. From February 1989 to March 2000, Ms. McPeak also served as the President of the Company. Ms. McPeak, who resigned that position on March 31, 2000, retained her seat on Board of Directors until June 29, 2001, at which time her term expired.

        Ms. McPeak is an officer and director of NutraCea (formally NutraStar) a California corporation. NutraStar changed its name to NutraCea in November 2003. In late 2001, the Company entered into an Exclusive Distribution Agreement and Licensing Agreement with NutraStar. This agreement was terminated in July 2002 for NutraStar’s failure to meet certain performance requirements as specified in the Exclusive Distribution Agreement. Also during December 2001 the Company agreed to cancel $190,000 of NutraStar’s indebtedness in exchange for 190,000 shares of NutraStar’s Series A preferred stock. Subsequently, in 2004, the Company put 130,000 shares back to NutraCea for $130,000 under a put provision and sold 60,000 shares in the open market for $52,000. The Company has recognized sales to NutraCea of $405,000 and $229,000 during 2004 and 2003, respectively.

        In connection with the conversion of a $2,500,000 note to equity in 2000, the Company issued common stock and warrants to two principle parties, one of which is GBV Intermark Fund, LLC. The manager of this fund was appointed to the Company’s Board of Directors in October 2000 until the expiration of his term in June 2003. The shares of RiceX common stock and warrants issued to GBV Intermark Fund, LLC, were acquired by Intermark Group Holdings, LLC, on April 4, 2002 in a private transaction. The principle owner of Intermark Group Holdings, LLC was elected to the Company’s Board of Directors in June 2003. Mr. Lintzenich remains on our Board.

NOTE 9 – INCOME TAXES

        The provision for income taxes on the statements of income consists of $1,650 for the years ended December 31, 2004 and 2003, respectively.

        Deferred tax assets (liabilities) are comprised of the following:

	DECEMBER 31,
	2004	2003

Net operating loss carryforward	$5,562,000	$4,768,000
Options and warrants	-	-
Accrued reserves	64,000	326,000
Research costs	714,000	770,000
Fixed assets	124,000	228,000
Other	-	-

	6,464,000	6,092,000
Less valuation allowance	(6,464,000)	(6,092,000)

	$-	$-

THE RICEX COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – INCOME TAXES (continued)

        Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial statement purposes. At December 31, 2004 and 2003, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2004, net operating loss carryforwards were approximately $14,510,000 for federal tax purposes that expire at various dates from 2011 through 2025 and $10,782,000 for state tax purposes that expire in 2005 through 2014.

        Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

        The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2004 and 2003) to income before taxes as follows:

	DECEMBER 31,
	2004	2003

Computed expected tax	$(300,069)	$(438,863)
Change in valuation allowance	372,000	1,220,000
Change in carryovers and tax attributes	(70,281)	(779,487)

	$1,650	$1,650

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

	YEARS ENDED DECEMBER 31,
	2004	2003
Non cash activities:
Amortization/issuance of common stock and
warrants for services	$15,000	$60,419

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of the Company’s financial instruments approximated carrying value at December 31, 2004 and 2003. The Company’s financial instruments include cash and accounts receivable for which the carrying amount approximates fair value due to the short maturity of the instruments.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On October 1, 2004, we dismissed Moss Adams LLP (“Moss Adams”) as our independent auditors and engaged Perry-Smith LLP (“Perry-Smith”) as our independent auditors effective October 4, 2004. Such decision to change independent auditors was approved by our Board of Directors and by the Audit Committee of the Board of Directors.

        During the fiscal years ended December 31, 2003 and 2002 and the period from December 31, 2003 through the end of Moss Adams' engagement with the Company, there have been no disagreements between the Company and Moss Adams on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moss Adams, would have caused it to make reference to the subject matter of the disagreements in its report on the Company's financial statements for either of such fiscal years, except the following:

•	In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2003, Moss Adams had a disagreement with the Company relating to the timing of revenue recognition with respect to one of the Company's customer contracts.

        The Audit Committee of the Board of Directors of the Company discussed the subject matter of such disagreement with Moss Adams, and the matter was resolved to each party's satisfaction prior to the filing of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Company has authorized Moss Adams to respond fully to the inquiries of Perry-Smith, LLP concerning the subject matter of such disagreement.

Item 8A.	CONTROLS AND PROCEDURES.

        Disclosure Controls and Procedures.

        We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) that is required to be included in our periodic reports.

        Changes in Internal Control Over Financial Reporting.

        There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	OTHER INFORMATION.

        None

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

NAME	AGE	POSITION
Daniel L. McPeak, Sr. (1)	70	Class III Director, CEO, and Chairman of the Board
Terrence Barber (2)	51	CEO, Class II Director
Kirit S. Kamdar (3)(4)	63	Class I Director
Steven W. Saunders (3)	49	Class I Director
James C. Lintzenich (4)	51	Class II Director
Edward L. McMillan (3)	59	Class III Director
Todd C. Crow (5)	56	Class III Director, Vice President Finance & CFO
Ike E. Lynch (6)	60	CEO & Vice President International Business Development
Daniel L. McPeak, Jr.	45	Vice President and General Manger
Karen B. Halliburton (7)	37	Vice President Global Strategic Operations

_________________

(1)	Retired as CEO effective March 31, 2004, remains the Chairman of the Board.
(2)	Appointed CEO June 14, 2004, appointed Class II Director June 25, 2004, resigned both positions in January 2005. For more information regarding Mr. Barber’s resignation, see Item 10. EXECUTIVE COMPENSATION “SEPARATION AGREEMENTS”.
(3)	Member of the Compensation Committee.
(4)	Member of the Audit Committee.
(5)	Director until the expiration of his term, July 1, 2004.
(6)	Appointed interim CEO in January 2005.
(7)	Resigned from the Company in January 2005.

DIRECTORS AND EXECUTIVE OFFICERS

        DANIEL L. MCPEAK. Mr. McPeak co-founded our company in February 1989 and has served as Chairman of our Board since our formation. In November 1998, Mr. McPeak was re-appointed to act as our Chief Executive Officer, or CEO. Mr. McPeak retired as our CEO in March 2004. Mr. McPeak previously served as our CEO from May 1989 to April 1997. Mr. McPeak was re-elected Class III Director July 2004 and will serve as a Class III Director until the next election of Class III Directors in 2007. Mr. McPeak is the father of Daniel L. McPeak, Jr., our Vice President and General Manager.

        TERRENCE BARBER. Mr. Barber was appointed as our CEO by the Board of Directors on June 14, 2004 and appointed a Class II Director on June 28, 2004. He resigned both positions in January 2005. Mr. Barber formed Tenso Institute in 2003 and acted as its Chairman of the Board until 2004 when he joined our Company. From 2001 to 2003, Mr. Barber served as President of Stamford Group, an educational and economic development advisory firm. From 2000 to 2001, Mr. Barber served as Managing Director of Asia for the California State Offices of Trade and Investment. From 1996 to 2000, Mr. Barber served as Executive Director of the United States Agriculture Trade offices in Japan for the American Embassy. From 1994 to 1996, Mr. Barber was Senior Director of Strategic Planning, Evaluation and Compliance for the United States Department of Agriculture Foreign Agricultural Services.

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

        STEVEN W. SAUNDERS. Mr. Saunders has served as a Class I Director of our company since August 1998. He will serve as a Class I Director until the next election of Class I Directors in 2005. Mr. Saunders has been President of Saunders Construction, Inc., a commercial construction firm, since February 7, 1991, and President of Warwick Corporation, a business-consulting firm since 1991.

        JAMES C. LINTZENICH. Mr. Lintzenich has served as a Class II Director of our Company since June 2003. He will serve as a Class II Director until the next election of Class II Directors in 2006. From August 2000 to April 2001, Mr. Lintzenich served as President and Chief Operating Officer of SLM Corporation (Sallie Mae), an educational loan institution. From December 1982 to July 2000, Mr. Lintzenich held various senior management and financial positions including Chief Executive Officer and Chief Financial Officer of USA Group, Inc., a guarantor and servicer of educational loans. Mr. Lintzenich currently serves on the Board of Directors of AdminaStar Federal, Inc., a subsidiary of WellPoint, a Medicare contractor.

        EDWARD L. MCMILLAN. Mr. McMillan was elected as a Class III Director in July 2004 and will serve as a Class III Director until the next election of Class III Directors in 2007. From January 2000 to the present, Mr. McMillan has owned and managed McMillan LLC, a transaction consulting firm which provides strategic consulting services and facilitates mergers and/or acquisitions predominantly to food and agribusiness industry sectors. From June 1969 to December 1987 he was with Ralston Purina, Inc. and Purina Mills, Inc. where he held various senior level management positions including marketing, strategic planning, business development, product research, and business segment management. From January 1988 to March 1996, Mr. McMillan was President and CEO of Purina Mills, Inc. From August 1996 to July 1997, Mr. McMillan presented graduate seminars at Purdue University on strategic planning and business valuation. From August 1997 to April 1999, he was with Agri Business Group, Inc. Mr. McMillan currently serves on the boards of directors of Balchem, Inc. (AMEX:BCP); Durvet, Inc.; Newco Enterprises, Inc.; CHB LLC; and Hintzsche, Inc. Mr. McMillan also serves as Chair of the University of Illinois Research Park, LLC and the University of Illinois Alumni Association.

        TODD C. CROW. Mr. Crow served as a Class III Director of our company from June 2001 until the expiration of his term in July 2004. Mr. Crow joined us in May 1996 and has been our Vice President of Finance and Chief Financial Officer since November 1998, and our Secretary since January 1999. From September 1997 to November 1998, Mr. Crow was our Controller. From May 1996 to September 1997, he was our Chief Financial Officer. Mr. Crow also served as a director of our Company from June 1996 to January 1997. From 1989 until joining us, Mr. Crow held senior financial positions with the Morning Star Group, an agri-business holding company, and Harter, Inc., a food-processing manufacturer.

        IKE E. LYNCH. Mr. Lynch currently serves as our CEO and Vice President of International Business Development and since January 1997, President and Chief Operating Officer of our subsidiary, RiceX Nutrients, Inc. From 1966 through 1982, Mr. Lynch was employed by the H. J. Heinz Company in various management roles, culminating with the President and CEO position of the Hubinger Company, a subsidiary of Heinz. In 1982, Mr. Lynch left Heinz to become President and CEO of Dawn Enterprises LLC, specializing in Ethanol production and marketing. Mr. Lynch left Dawn Enterprises in 1989 to form Centennial Foods, Incorporated, where he served as President and Chief Executive Officer until our acquisition of Centennial Foods in 1997.

        DANIEL L. MCPEAK, JR. Mr. McPeak joined our Company in July 1996 and has been our Vice President and General Manager since November 1998. From July 1996 to July 1997, he served as Director of Sales and Marketing, then moved to the position of Business Manager until November 1998. From 1994 until joining us, Mr. McPeak served as Vice President of Marketing for Fort Knox, Inc., a security products manufacturer. Daniel L. McPeak, Jr. is the son of Daniel L. McPeak, Sr., our CEO and Chairman of the Board.

        KAREN B. HALLIBURTON. Ms. Halliburton joined our Company in July 2004 as the Vice President of Global Strategic Operations. She resigned her position with our Company in January 2005. From 2003 until she joined our Company, Ms. Halliburton co-founded Tenso Institute in 2003 and acted as its President. From 2002 to 2003, Ms. Halliburton served as Senior Market Analyst for the United States Department of Agriculture Foreign Agricultural Services. From 1999 to 2002, Ms. Halliburton was Deputy Director of the United States Agriculture Trade Office for the American Embassy in Tokyo, Japan. In 1996, Ms. Halliburton was awarded the Mansfield Fellowship by Mansfield Center for Public Affairs, representing the United States Department of Agriculture to work towards enhancing long-term strategic and commercial collaboration between the United States and Japan.

BOARD OF DIRECTORS

        Our Board is classified into three classes, designated Class I, Class II and Class III. The term of office of the initial Class I Directors expired at the first regularly scheduled meeting of the stockholders following the effective date of our Certificate of Incorporation (August 4, 1998). The term of office of the initial Class II Directors expired at the second annual meeting of the stockholders following the effective date of our Certificate of Incorporation. The term of office of the initial Class III Directors expired at the third annual meeting of the stockholders following the effective date of our Certificate of Incorporation. Presently, each of our directors holds office for a three-year term. The classification of our Board has the effect of generally requiring at least two annual stockholder meetings, instead of one, to replace a majority of the members of our Board. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

BOARD COMMITTEES

        Our Board has established an Audit Committee and a Compensation Committee.

        Our Audit Committee, consisting of James C. Lintzenich and Kirit S. Kamdar, facilitates and maintains open communications among our Board, our Audit Committee, senior management and our independent auditors. Our Audit Committee also serves as an independent and objective party to monitor our financial reporting process and internal control system. In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. The Audit Committee held three meetings in fiscal year 2004 and all members participated. Our Board has determined that the chair of our Audit Committee, Mr. Lintzenich, meets the Securities and Exchange Commission’s definition of audit committee financial expert. Mr. Lintzenich is “independent”, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

        Our Compensation Committee, consisting of Kirit S. Kamdar, Steven W. Saunders, and Edward L. McMillan, establishes salary, incentive and other forms of compensation for our CEO, and administers our 1997 Stock Option Plan. Our Compensation Committee meets periodically with management and our independent auditors. The Compensation Committee held two meeting in fiscal year 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Based upon a review of our records, we are not aware of any of our officers, directors or beneficial owners of more than 10% of our securities that failed to timely file one or more reports disclosing beneficial ownership of our securities as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2004.

CODE OF ETHICS

        We have a Code of Ethics that applies to our chief executive officer, our chief financial officer and our principal accounting officer, as well as to other senior management and senior financial staff of our company, and complies with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder for codes of ethics applicable to such officers. Our Board has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other requirements of the Securities and Exchange Commission. Interested persons can obtain a copy of our Code of Ethics, without charge and upon request, by writing to: Investor Relations c/o The RiceX Company, 1241 Hawk’s Flight Court, El Dorado Hills, California 95762.

Item 10.	EXECUTIVE COMPENSATION.

        The following table sets forth the total compensation for our CEO and each of our current executive officers whose total salaries and bonuses for fiscal 2002, 2003 and 2004 exceeded $100,000. We refer collectively to these executives as the “Named Executive Officers”.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation	All Other Compensation
Name & Principal Position	Year	Salary	Other Annual Compensation	Awards
				Securities Underlying Options/SARs (#)
Daniel L. McPeak, Sr. (1)	2004	$202,000	(2)	50,000	—
Chairman of the Board	2003	$269,000	(2)	—	—
Chief Executive Officer	2002	$269,000	(2)	175,000	—

Terrence Barber (3)	2004	$108,000	(2)	300,000	$ 150,000	(4)
Chief Executive Officer

Ike E. Lynch (5)	2004	$95,000	(2)	—	—
CEO, VP International Business Development	2003	$149,000	(2)	—	—
	2002	$149,000	(2)	125,000	—

Todd C. Crow (6)	2004	$156,000	(2)	—	—
Chief Financial Officer	2003	$149,000	(2)	—	—
	2002	$149,000	(2)	175,000	—

Daniel L. McPeak, Jr. (7)	2004	$156,000	(2)	—	—
Executive VP,	2003	$149,000	(2)	—	—
General Manager	2002	$149,000	(2)	125,000	—

_________________

(1)	Mr. McPeak was CEO from May 1989 to April 1997 and from November 1998 to March 31, 2004, at which time he retired from the office of CEO. He remains our Chairman of the Board.

(2)	Other Annual Compensation is less than 10% of Salary.
(3)	Mr. Barber was appointed CEO and held that office from June 2004 and resigned January 2005.
(4)	Represents severance payments.
(5)

In May 2004, Mr. Lynch reduced his responsibilities and his annual employment compensation base salary to $36,000 and to focus primarily on international business development. In January 2005 and upon Mr. Barber’s resignation, Mr. Lynch was appointed CEO.

(6)	Mr. Crow was Chief Financial Officer from May 1996 to September 1997 and from November 1998 to present.
(7)	Mr. McPeak, Jr. was Vice President of Sales and Marketing from July 1996 to October 1997 and from November 1998 to present Executive Vice President, General Manager.

OPTION ACTIVITY IN 2004 TO EXECUTIVES

        The following table sets forth for each of the Named Executive Officers certain information concerning stock options activity granted during 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Market Price ($/Sh)	Expiration Date
Daniel L. McPeak, Sr.	50,000(1)	9.1%	$ 0.29	$ 0.29	6/30/14
Terrence Barber	300,000(2)	54.5%	$ 0.15	$ 0.18	6/24/14

_________________

(1)	Options were granted in accordance with our Director Compensation Program on July 1, 2004. The 50,000 option shares vest over twelve months.
(2)

Options were granted as required by Mr. Barber’s employment agreement on June 25, 2004. One third of the option shares were fully vested and exercisable at $0.15 per share upon date of grant. One third of the option shares vest and become exercisable at $0.15 per share on the first anniversary of the date of grant. One third of the option shares vest and become exercisable at $0.15 per share on the second anniversary of the date of grant.

STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

        The table below reflects the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2004 for the Named Executive Officers. Values for “in-the-money” options represent the position spread between the exercise price of existing options and the market value for our common stock on December 31, 2004.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options		Value of Unexercised In-the-Money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable
None

DIRECTOR COMPENSATION

        On July 9, 1997, our Board adopted a non-employee director compensation plan pursuant to which non-employee directors are compensated. Under the terms of the plan, non-employee directors receive a $15,000 annual retainer, which is paid in annual installments for participation at up to six meetings of our Board. Non-employee directors also receive an immediately exercisable, nonqualified stock option to purchase 50,000 shares of our common stock, which is granted upon appointment to our Board. In addition, non-employee directors also receive an immediately exercisable, nonqualified stock option to purchase 15,000 shares of our common stock to be granted on the day of each annual stockholders’meeting during the non-employee director’s service on our Board. The options are to be granted as free-standing options and not under the 1997 Stock Option Plan. The exercise price is the fair market value of a share of our common stock on the date of grant. Directors are also reimbursed for reasonable expenses incurred in attending meetings of our Board and Board committees.

        On April 27, 1999, our Board voted to temporarily suspend the grant of options and the payment of the annual retainer to members of our Board. The annual retainer remains suspended.

        Effective February 22, 2001, the options program was reinstated and amended. The amendments include issuing options to purchase 50,000 shares of our common stock to each Board member on the anniversary of their appointment as a Board member. These options are to be granted under the 1997 Stock Option Plan. The options will be fully vested at the end of one year. Should a member leave prior to 100 percent vesting, the option shares will be prorated to the vested period.

EMPLOYMENT AGREEMENTS

        MCPEAK, SR. EMPLOYMENT AGREEMENT. We entered into an Employment Agreement with Daniel L. McPeak, Sr. in April 2000, pursuant to which Mr. McPeak agreed to serve as Chairman of our Board, and as our CEO. The employment agreement provided that Mr. McPeak would receive an annual base salary of $250,000. The agreement originally was set to terminate on March 31, 2003, unless Mr. McPeak’s employment was terminated earlier. In April 2003 the Board of Directors extended Mr. McPeak’s employment agreement until such time as the Board of Directors notified Mr. McPeak that his extended employment agreement will terminate in ninety days. Mr. McPeak retired effective March 31, 2004. Thereafter, for a five-year period ending on March 31, 2008, the employment agreement has converted to a consulting agreement. During the consulting period, we will pay Mr. McPeak a consulting fee of $125,000 per year. If during the consulting period, our annual sales revenues reach or exceed $12,000,000, the consulting fee will be increased to $175,000 per year. The term will be automatically extended for additional one-year periods unless either party delivers notice of election not to extend the term at least 60 days prior to the end of the then current term. Mr. McPeak’s employment may be terminated prior to the expiration of the term, in the event of Mr. McPeak’s death or termination by us for “Cause” (as defined in the employment agreement). In addition, the agreement may be terminated if we terminate Mr. McPeak without cause. If Mr. McPeak is terminated without cause, he is entitled to the base salary in effect at such time for the remainder of the term of the agreement. Within six months of first receiving notice of a “Change in Control” (as defined in the employment agreement), Mr. McPeak may elect to retire from service and render, on a non-exclusive basis, only such consulting and advisory services to us as he may reasonably accept. In such an event, he is also entitled to continue receiving his benefits and salary until the latter of six months after the date of such election, subsequent full-time employment with another enterprise, or the expiration of the term of the agreement.

        BARBER EMPLOYMENT AGREEMENT. In June 2004, we entered into a two year employment agreement with Terrence Barber, pursuant to which Mr. Barber agreed to serve as our Chief Executive Officer. The Barber employment agreement provides that Mr. Barber will receive an annual base salary of one hundred ninety thousand dollars ($190,000) and will be reviewed annually. In addition, Mr. Barber was entitled to a grant of options to purchase 300,000 shares of our common stock. One-third, or 100,000 option shares were vested on the date of grant, one-third become vested on his first anniversary date of hire and one third on his second anniversary date of hire. The employment term will be automatically extended for an additional two-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. Barber’s employment may be terminated prior to the expiration of the agreement by the mutual written agreement of the parties or Mr. Barber’s disability. For the purposes of the employment agreement, “disability” means Mr. Barber’s inability, due to physical or mental impairment, to perform his duties and obligations, despite reasonable accommodation by us, for a period exceeding three months. Mr. Barber’s employment may also be terminated in the event of his death, notice by us of termination for cause (as defined in the agreement), or written notice by us of termination without, cause upon fifteen (15) days notice. Mr. Barber is entitled to compensation for early termination. If Mr. Barber is terminated without cause, we will pay to him, as liquidated damages and in lieu of any and all other claims which Mr. Barber may have against us, the amount equal to Mr. Barber’s monthly base salary multiplied by the number of months remaining in the term of this agreement, or a payment amount equal to two years of Mr. Barber’s base salary, whichever is greater. Mr. Barber indicated to us his desire to resign his employment as our Chief Executive Officer and as a director on our Board of Directors. In January 2005, Mr. Barber and our Board of Directors entered into a Mutual General Release whereby we agreed to pay Mr. Barber one hundred and fifty thousand dollars ($150,000) as severance pay. See SEPARATION AGREEMENTS below.

        LYNCH EMPLOYMENT AGREEMENT. In May 1999, we entered into an employment agreement with Ike E. Lynch, pursuant to which Mr. Lynch agreed to serve as our Vice President of Operations and the Chief Operating Officer of our subsidiary, RiceX Nutrients. The employment agreement provides that Mr. Lynch will receive an annual base salary of $125,000, which salary will be increased to $135,000 on May 1, 2000 and will be reviewed annually. The agreement was extended and terminates on May 1, 2009, unless it is terminated earlier. Mr. Lynch’s annual base salary during the extended agreement is $36,000. The term will be automatically extended for an additional five-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. Lynch’s employment may be terminated prior to the expiration of the agreement by the mutual written agreement of the parties or in the event of Mr. Lynch’s disability. For the purposes of the employment agreement, “disability” means Mr. Lynch’s inability, due to physical or mental impairment, to perform his duties and obligations, despite reasonable accommodation by us, for a period exceeding three months. Mr. Lynch’s employment may also terminated in the event of his death, notice by us of termination for cause (as defined in the agreement), or written notice by us of termination without cause, upon fourteen (14) days notice. Mr. Lynch is entitled to compensation for early termination. If Mr. Lynch is terminated without cause, we will pay to Mr. Lynch, as liquidated damages and in lieu of any and all other claims which Mr. Lynch may have against us, the amount equal to Mr. Lynch’s monthly base salary multiplied by the number of months remaining in the term of this agreement, or a payment amount equal to two years of Mr. Lynch’s base salary, whichever is greater. In January 2005, Mr. Lynch was appointed as our interim Chief Executive Officer upon the resignation of Terrence Barber.

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

SEPARATION AGREEMENTS

        BARBER SEPARATION AND MUTUAL RELEASE AGREEMENT.  On January 28, 2005, we accepted the resignation of, and entered into a separation and mutual release agreement with, Terrence Barber, our Chief Executive Officer. The agreement provides for the resignation by Mr. Barber as the Chief Executive Officer, as well as his resignation from our Board of Directors, and, in exchange for mutual releases between us and Mr. Barber, the agreement provides for Mr. Barber to receive a severance payment of $150,000.00.  The agreement also provides for the termination of all unvested stock options previously granted to Mr. Barber pursuant to that certain Non-Statutory Stock Option Agreement dated June 25, 2004, as well as the return of all of our property held by Mr. Barber.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of March 4, 2004, or the Reference Date, with respect to the beneficial ownership of our common stock, by each person known by us to own beneficially more than five percent of our common stock, by each executive officer and director, and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws. As of the Reference Date, there were 36,713,276 shares of our common stock outstanding and unexercised warrants and options representing 18,971,047 shares.

Name and Address (1)	Amount & Nature of Beneficial Owner (2)	Percent of Class
Monsanto
800 N. Lindbergh, St. Louis, MO 63167	7,167,479	19.52%
Daniel L. McPeak, Sr., Chairman of the Board
and Director	5,965,762 (3)	15.25%
Intermark Group Holdings, LLC
10707 Club Chase, Fisher, IN 46038	5,803,574 (4)	14.25%
Glenn H. Sullivan
13778 Driftwood Drive, Carmel, IN 46033	4,062,572 (5)	9.96%
Kirit Kamdar, Director	2,080,417 (6)	5.62%
Steven W. Saunders, Director	1,129,167 (6)	(7)
James C. Lintzenich, Director	95,833 (6)	(7)
Terrence Barber, Director, Chief Executive Officer	100,000 (6)	(7)
Edward L. McMillan, Director	164,767 (6)	(7)
Todd C. Crow, Secretary and Chief Financial Officer	1,335,000 (6)	(7)
Ike E. Lynch, Chief Executive Officer, V.P. International Business Development	1,572,054 (6)	(7)
Daniel L. McPeak, Jr., V.P. and General Manager	1,090,500 (6)	(7)
All directors and executive officers,
As a group (9 persons)	19,336,573	40.47%

_________________

(1)	Except as otherwise noted, the address for each person is c/o The RiceX Company, 1241 Hawk’s Flight Court, El Dorado Hills, California 95762.
(2)

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them. A person is deemed to be the beneficial holder of securities that can be acquired by such person within 60 days from the Reference Date upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by including shares underlying options or warrants which are exercisable by such person currently or within 60 days following the Reference Date, and excluding shares underlying options and warrants held by any other person.
(3)

Includes options to purchase 2,416,667 shares of common stock, 1,708,225 shares in Mr. McPeak’s name and 1,640,870 shares in his wife’s name, Ms. Patricia McPeak, and 200,000 shares held in a joint trust.

(4)

Includes warrants to purchase 4,017,859 shares of common stock. The warrants are currently exercisable. Warrants to purchase 2,232,144 shares are restricted from sale and/or transfer until such time when our revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000. The principal owner of Intermark Group Holdings, LLC is James C. Lintzenich, one of our directors.

(5)

Represents warrants to purchase 4,062,572 shares of common stock. The warrants are currently exercisable. Warrants to purchase 2,600,000 shares are restricted from sale and/or transfer until such time when our revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000.

(6)

Includes options for the purchase of common stock as follows: Kirit S. Kamdar, 329,167; Steven W. Saunders, 329,167; James C. Lintzenich, 95,833; Terrence Barber, 100,000; Edward L. McMillan, 41,667 (also includes 23,100 shares of common stock and warrants to purchase 100,000 shares of common stock); Todd C. Crow, 1,335,000; Ike E. Lynch, 1,165,000 (also includes 14,409 shares of common stock and 52,000 options for the purchase of common stock held by Mr. Lynch’s wife to which Mr. Lynch disclaims beneficial ownership); Daniel L. McPeak, Jr., 1,085,000.

(7)	Percent of class less than five percent.

1997 STOCK OPTION PLAN

        Our Board adopted the 1997 Stock Option Plan, or the 1997 Plan, in November 1997 and the stockholders approved the 1997 Plan in May 1998. At our meeting of the stockholders held on June 29, 2001, the stockholders approved increasing authorized shares of common stock to be issued under the 1997 Plan from 5,000,000 to 10,000,000, increasing the number of reserved shares of common stock from 5,000,000 shares to 10,000,000 shares. As of December 31, 2004, a total of 2,288,000 shares are available for future grants. The 1997 Plan provides for the grant of “incentive stock options” as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or the Code, to our employees. The 1997 Plan also provides for the grant of options that are not intended to qualify as incentive stock options under Section 422A of the Code to our employees, non-employee directors and consultants. The exercise price of any incentive stock option granted under the 1997 Plan may not be less than 100% of the fair market value of our common stock on the date of grant, and the exercise price of any nonqualified stock option may not be less than 85% of fair market value and 110% of fair market value in the case of a participant owning stock possessing more than 10% of the voting rights of our company’s outstanding capital stock. Shares subject to an option granted under the 1997 Plan may be purchased for cash, in exchange for shares of common stock owned by the optionee, or other consideration as set forth in the plan. Our Board administers the 1997 Plan. Under the 1997 Plan, options vest not less than 20% per year and have 10-year terms (except with respect to 10% stockholders which have five-year terms). If we sell substantially all of our assets, are a party to a merger or consolidation in which we are not the surviving corporation, then we have the right to accelerate unvested options and will give the option holder written notice of the exercisability and specify a time period in which the option may be exercised. All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        Securities authorized for issuance under equity compensation plans at December 31, 2004 are as follows:

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in the first column)
Equity compensation plans
approved by security holders	7,712,000	$ 0.61	2,288,000

Equity compensation plans
not approved by security holders	0	$ 0.00	0

Total	7,712,000		2,288,000

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Mr. Daniel McPeak, Sr. has served as the Chairman of our Board since our formation in 1989. In November 1998, Mr. McPeak was re-appointed as our CEO, and served as our CEO until his retirement on March 31, 2004. Mr. McPeak previously served as our CEO from May 1989 to April 1997. Mr. McPeak is the spouse of Ms. Patricia McPeak (see below) and the father of Daniel L. McPeak, Jr. On July 1, 2004, when elected to our Board, we issued Mr. McPeak a non-statutory stock option to purchase 50,000 shares of common stock at an exercise price of $0.29 per share. The market price on the date of grant was $0.29 per share. The option will be fully vested at the end of one year on the anniversary date of the grant. The expiration date of the option agreement is June 30, 2014. See Part III, Item 9, DIRECTOR COMPENSATION for further discussions.

        Ms. McPeak, the spouse of Daniel L. McPeak, Sr., Chairman of our Board and our former Chief Executive Officer, served as a director on our Board from our formation in 1989 until the expiration of her term on June 29, 2001. From February 1989 to March 2000, Ms. McPeak also served as the President of our Company. Ms. McPeak, who resigned that position on March 31, 2000, retained her seat on our Board until June 29, 2001, at which time her term expired.

        Ms. McPeak is an officer and director of NutraCea (formally NutraStar) a California corporation. NutraStar changed its name to NutraCea in November, 2003. In late 2001 the Company entered into an Exclusive Distribution Agreement and Licensing Agreement with NutraStar. This agreement was terminated in July 2002 with NutraStar for its failure to meet certain performance requirements as specified in the Exclusive Distribution Agreement. Also during December 2001, the Company agreed to cancel $190,000 of NutraStar’s indebtedness in exchange for 190,000 shares of NutraStar’s Series A preferred stock. Subsequently, in 2004, we put 130,000 shares back to NutraCea for $130,000 under a put provision and sold 60,000 shares in the open market for $52,000. The Company has recognized sales to NutraCea of $405,000 and $229,000 during 2004 and 2003, respectively.

        Mr. James C. Lintzenich has been a director of our Company since June 2003 and currently is the principle owner of Intermark Group Holdings, LLC. On April 4, 2002 in a private transaction, Intermark Group Holdings, LLC purchased 1,785,715 shares of our common stock and warrants to purchase 1,785,715 shares of our common stock at $0.70 per share from GBV Intermark Fund LLC. The warrants are immediately exercisable and have a term of five years. In connection with this transaction, Intermark Group Holdings, LLC also acquired warrants to purchase up to 2,232,144 shares of our common stock at $0.70 per share, exercisable at any time during the five-year period commencing from the date of grant. The warrant shares are restricted from sale and/or transfer until such time as our revenues at various stages reach an annualized equivalent of $12,000,000 and $25,000,000. Upon the anniversary date of Mr. Lintzenich’s election to our Board, we issued Mr. Lintzenich a non-statutory stock option to purchase 50,000 shares of common stock at an exercise price of $0.25 per share. The market price on the date of grant was $0.25 per share. The option will be fully vested at the end of one year on the anniversary date of the grant. The expiration date of the option agreement is June 27, 2014. In June 2003, on Mr. Lintzenich’s election to our Board, we issued him nonqualified options to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share. The market price of our common stock on the date of grant was $0.25 per share. The options will be fully vested at the end of one year on the anniversary date of the grant. The expiration date of the options is June 23, 2013. See Part III, Item 9, DIRECTOR COMPENSATION for further discussions.

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

Item 13.	EXHIBITS.

(a)	INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company. (1)
3.2	Bylaws. (2)
4.1	Form of Directors Stock Option Agreement. (1)(3)
4.2	Form of Non-statutory Stock Option Agreement not issued under the 1997 Stock Option Plan, governing options granted to employees by the Company. (1)(3)
4.3	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and employees dated October 1, 1999. (3)(5)
4.4	Form of non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Vice President, Operations, Ike Lynch dated November 1, 1999. Identical Agreements with Vice President and General Manager, Daniel McPeak, Jr. and Vice President of Finance, Chief Financial Officer, Todd C. Crow. (3)(5)
4.5	Warrant agreement between the Company and GBV Intermark Fund, LLC dated September 29, 2000. (7)
4.6	Warrant agreement between the Company and Gilbert L. McCord, Sr. dated September 29, 2000. (7)
4.7	Definitive agreement between the Company and Intermark Partners, LLC dated September 29, 2000. (7)
4.8	Form of Warrant Agreement between the Company and certain former employees dated as of March 31, 2000. (8)
4.9	Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and Daniel L. McPeak, Sr. dated October 27, 2000. (3)(8)
4.10	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class I Warrant dated October 2, 2000. (8)
4.11	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class II Warrant dated October 2, 2000. (8)
4.12	Warrant agreement between the Company and Intermark Partners Strategic Management, LLC representing the Class III Warrant dated October 2, 2000. (8)
4.13	Form of Board Member Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and the Board Members dated February 22, 2001, September 23 and 29, 2001. (9)
4.14	Alliance Consumer International, Inc. Exchange Offer For The Common Stock Of NutraStar dated December 11, 2001. (10)
4.15	Put/Call Agreement between the Company and NutraStar, Inc. dated January 15, 2002. (11)
4.16	Form of Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between theCompany and employees dated January 2, 2000. (12)
4.17	Form of Non-statutory Stock Option Agreement issued September 23, 2002 between the Company and theBoard of Directors. (15)
4.18	Form of Non-statutory Stock Option Agreement issued July 19, 2004 between the Company and Karen Halliburton. (15)
4.19	Form of Non-statutory Stock Option Agreement issued July 1, 2004 between the Company and Daniel L. McPeak, Sr. (15)

4.20	Form of Non-statutory Stock Option Agreement issued July 1, 2004 between the Company and Edward McMillan. (15)
4.21	Non-statutory Stock Option Agreement issued June 25, 2004 between the Company and Terrence Barber. (14)
4.22	Form of Warrant agreement between the Company and our Global Advisory Board dated October 4, 2004.
4.23	Form of Non-statutory Stock Option Agreement issued October 18, 2004 between the Company and two Board Directors.
10.1	Form of Indemnification Agreement by and among the Company and certain officers and directors. (1)(3)
10.2	Commercial Lease and Deposit Receipt between Roebbelen Land Company and the Company dated December 23, 1991. (1)
10.3	First Amendment of Lease between Roebbelen Land Company and the Company dated January 19, 1994. (1)
10.4	Second Amendment of Lease between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.5	Third Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.6	Lease Agreement between Roebbelen Land Company and the Company dated July 11, 1996. (1)
10.7	First Amendment of Lease between Roebbelen Land Company and the Company dated September 1996. (1)
10.8	Second Amendment of Lease Agreement between Roebbelen Land Company and the Company dated February 1, 1998. (1)
10.9	Executive Employment Agreement for Daniel L. McPeak Jr., Executives Todd C. Crow and Ike Lynch have similar employment agreements. (3)
10.10	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers' Rice Cooperative and the Company dated May 1, 2002. (3)(12)*
10.11	Sublease Agreement between the Company and NutraStar, Inc. effective November 1, 1999. (6)
10.12	Employment Agreement between Daniel L. McPeak, Sr. and the Company dated April 1, 2000. (3)(8)
10.13	Exclusive Distribution Agreement between the Company and NutraStar, Inc., dated December 21, 2001. (10)
10.14	License Agreement between the Company and NutraStar Technologies, Inc. dated January 9, 2002. (10)
10.15	Indemnity Agreement between the Company and NutraStar, Inc. dated December 13, 2001. (10)
10.16	Agreement on Exclusive Distribution in Europe between the Company and KREGLINGER EUROPE N.V. dated October 1, 2002. (13)
10.17	Employment Agreement between Terry H. Miller and the Company dated October 1, 2004.
10.18	Employment Agreement between Terrence Barber and the Company dated June 14, 2004 (14)
10.19	Employment Agreement between Karen Halliburton and the Company dated July 12, 2004 (15)
10.20	Mutual Release Agreement between Terrence Barber and the Company dated January 28, 2005
10.21	Mutual Release Agreement between Karen Halliburton and the Company dated January 28, 2005
21	List of Subsidiaries (6)
23.1	Consent of Independent Accountants
31.1	Certification of the Chief Executive Officer of The RiceX Company dated March 31, 2005.
31.2	Certification of the Chief Financial Officer of The RiceX Company dated March 31, 2005.
32.1	Written Statement of the Chief Executive Officer of The RiceX Company dated March 31, 2005.
32.2	Written Statement of the Chief Financial Officer of The RiceX Company dated March 31, 2005.

_________________

(1)	Previously filed as an exhibit to the Company’s Registration Statement No. 000-24285 filed with the Commission on May 18, 1998.
(2)	Previously filed as an exhibit to the Company’s Amendment No. 2 to the Registration Statement No. 000-24285 filed with the Commission on August 26, 1998.
(3)	Represents a management contract or compensatory plan or arrangement.
(4)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 15, 1999.

(5)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on March 30, 2000 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 18, 2000 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on November 14, 2000 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on April 17, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 10, 2001 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on March 29, 2002 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on May 10, 2002 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 12, 2002 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s Form 10-KSB filed with the Commission on March 31, 2003 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on August 16, 2003 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s Form 10-QSB filed with the Commission on November 15, 2003 and incorporated herein by reference.

* Confidential treatment granted as to certain portions.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        During the last two fiscal years, Moss Adams LLP and Perry-Smith LLP has billed our company the following fees for its services:

	Fiscal Year Ending December 31,

	2004	2003

Audit Fees (1)	$44,706	$59,125
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$11,000	$10,350
All Other Fees (4)	$0	$0

    (1)        Audit fees include fees billed by Moss Adams LLP and Perry-Smith LLP for professional services rendered for auditing our annual consolidated financial statements for the years ended December 31, 2004 and 2003 and the reviews of the unaudited interim financial statements included in our Quarterly Reports on Forms 10-QSB for the years ended December 31, 2004 and 2003.

    (2)        Audit related fees include fees billed by Moss Adams LLP and Perry-Smith LLP for assurance and related services in connection with the performance of the audit of our annual consolidated financial statements for the years ended December 31, 2004 and 2003.

    (3)        Tax fees include fees billed by Moss Adams LLP for professional services other than audit fees for the years ended December 31, 2004 and 2003. These fees were primarily for income tax reporting services.

    (4)        All Other Fees would include fees for any professional services with respect to financial information systems design and implementation for the years ended December 31, 2004 and 2003. Moss Adams LLP and Perry-Smith LLP did not perform any of these other services for the years ended December 31, 2004 and 2003.

Audit Committee Pre-Approval Policies

        Rules adopted by the Securities and Exchange Commission in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. Our Audit Committee has adopted a detailed policy for the pre-approval of all audit, audit related and tax services, and permissible non-audit services provided by the independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. The Audit Committee may also from time-to-time review and approve in advance other specific audit, audit related, tax or permissible non-audit services. In addition, the Audit Committee may from time-to-time give pre-approval for audit services, audit related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for, and time period for such pre-approved services. The policies require the Audit Committee to be informed of each service, and the policies do not include any delegation of the Audit Committee’s responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: March 30, 2005	By:	/s/ IKE E. LYNCH Ike E. Lynch Chief Executive Officer

Date: March 30, 2005	By:	/s/ TODD C. CROW Todd C. Crow Vice President, Finance and Chief Financial Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 30, 2005	By:	/s/ DANIEL L. MCPEAK Daniel L. McPeak Chairman of the Board

Date: March 30, 2005	By:	/s/ KIRIT S. KAMDAR Kirit S. Kamdar Director

Date: March 30, 2005	By:	/s/ STEVEN W. SAUNDERS Steven W. Saunders Director

Date: March 30, 2005	By:	/s/ JAMES C. LINTZENICH James C. Lintzenich Director

Date: March 30, 2005	By:	/s/ EDWARD L. MCMILLAN Edward L. McMillan Director