Form 10QSB
period 2005-03-31
RICEX CO
filed 2005-05-16
CIK 1061881

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File Number 0-24285

____________________

THE RICEX COMPANY

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0412200 (I.R.S. Employer Identification No.)

1241 Hawk’s Flight Court, El Dorado Hills, California (Address of Principal Executive Offices)	95762 (Zip Code)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,713,274 as of May 6, 2005.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

THE RICEX COMPANY

CONSOLIDATED BALANCE SHEET

March 31, 2005

(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$537,820
Trade accounts receivable	490,203
Inventories	300,070
Deposits and other current assets	82,569

Total current assets	1,410,662

PROPERTY AND EQUIPMENT, net	507,990

OTHER ASSETS	19,086

$1,937,738

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$377,889
Deferred Revenue	13,705

Total current liabilities	391,594

Total liabilities	391,594

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.00l per share, 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, par value $.001 per share, 100,000,000 shares authorized, 36,713,274 shares issued and outstanding	36,713
Additional paid-in capital	28,900,767
Accumulated deficit	(27,391,336)
Total shareholders’ equity	1,546,144

$1,937,738

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended
	March 31, 2005	March 31, 2004
Revenues
Sales	$922,606	$911,831

Cost of sales	457,144	236,666
	465,462	675,165

Research and development expenses	62,225	49,180
Selling, general and administrative expenses	501,977	577,167
Professional fees	136,006	128,060
Investor relations fees	3,993	7,454

Loss from operations	(238,739)	(86,696)
Other income:
Interest and other income	3,503	7,203
Loss before provision for income taxes	(235,236)	(79,493)
Provision for income taxes	(2,226)	(50)

Net loss	$(237,462)	$(79,543)

Basic and diluted earnings per share:
Net loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	36,713,274	38,060,180

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarters ended
	March 31, 2005	March 31, 2004
Cash flow from operating activities:
Net loss	$(237,462)	$(79,543)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	45,858	52,619
Net changes in operating assets and liabilities
Trade accounts receivable	9,210	261,915
Inventories	101,484	(105,282)
Deposits and other current assets	9,409	4,592
Deferred Revenue	(10,746)	(300,948)
Accounts payable, accrued liabilities	(411,674)	(6,432)
Net cash from operating activities	(493,921)	(173,079)

Cash flows from investing activities
Purchases of property and equipment, and other assets	(3,172)	-
Net cash from investing activities	(3,172)	-

Cash flows from financing activities
Repurchase of common stock	-	-
Net cash from financing activities	-	-

Net decrease in cash and cash equivalents	(497,093)	(173,079)

Cash and cash equivalents, beginning of period	1,034,913	2,219,091

Cash and cash equivalents, end of period	$537,820	$2,046,012

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The RiceX Company (“RiceX”), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company. RiceX has a wholly-owned subsidiary, RiceX Nutrients, Inc. (formally Food Extrusion Montana, Inc.). The consolidated financial statements include the accounts of RiceX and RiceX Nutrients (collectively “the Company”), after the elimination of all inter-company balances and transactions.

RiceX is an agribusiness food technology company, which has developed a proprietary process to stabilize rice bran. RiceX is headquartered in El Dorado Hills, California and has stabilization equipment located at a rice mill in California. We purchase raw rice bran from the mill and mill employees, under our supervision, operate our equipment to stabilize rice bran. We pay a processing fee to the mill for this service. Under an agreement with the mill, the mill may use our equipment to stabilize rice bran for its customers in exchange for the payment of a royalty fee to us under certain production conditions. The Company intends to enter into additional relationships with rice processors as part of its overall business strategy.

RiceX Nutrients is engaged in the business of custom manufacturing grain-based products for food ingredient companies at its production facility in Dillon, Montana. The facility has specialized processing equipment and techniques for the treatment of grain products to cook, enzyme treat, convert, isolate, dry and package finished food ingredients. The soluble, dextrinized, and fiber concentrate forms of the Company’s rice bran products are produced at the Montana facility.

The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies. Congress enacted the Dietary Supplement Health Education Act of 1994 (“DSHEA”), which limits the FDA’s jurisdiction in regulating dietary supplements.

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123(R)), Share Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date of FAS 123(R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006 for the Company.  Management has not completed its evaluation of the effect that FAS 123(R) will have, but believes that the effect will be consistent with its previous pro-forma disclosure.

There have been no changes in our significant accounting policies as set forth in the Company's audited financial statements for the year ended December 31, 2004 which were included in our Form 10-KSB for such year. These unaudited financial statements for the three months ended March 31, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

2.	INVENTORY

At March 31, 2005, inventories are composed of $229,678 of finished goods and $70,392 of packaging supplies.

3.	PROPERTY AND EQUIPMENT

At March 31, 2005, property and equipment consists of the following:

Land and buildings	$380,154
Equipment	4,622,897
Leasehold improvements	381,642
Furniture and fixtures	228,071
5,612,764
Less accumulated depreciation and amortization	(5,104,774)

$507,990

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2005, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$242,693
Other accrued liabilities	148,901
$391,594

5.	NET INCOME (LOSS) PER SHARE

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

For three months ended March 31, 2005, four customers accounted for 12%, 11%, 9%, and 8% of sales, respectively. At March 31, 2005, accounts receivable due from these four customers were 22%, 12%, 8%, and 8%, respectively, of the total aged outstanding accounts receivable.

7.	OTHER INFORMATION

Stock Options. At March 31, 2005, the Company has one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings (loss) per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarters Ended
	MARCH 31,	MARCH 31,
	2005	2004
Net loss, as reported	$(237,463)	$(79,543)
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards	$(143,000)	-
Pro forma net income	$(308,463)	$(79,543)
Earnings per share:
Basic and diluted net income per share - as reported	$(0.01)	$(0.00)
Basic and diluted net income per share - pro forma	$(0.01)	$(0.00)
Weighted average fair value of options granted to employees during the
quarter	$0.11	$-

In March 2005, the Board of Directors granted non-statutory stock options to officers, directors and key employees to acquire an aggregate of 2,917,333 shares of common stock with an exercise price of $0.30 per share. The estimated fair value which was $0.11 per share was determined by using the Black-Scholes option pricing model assuming a life of 3 years, volatility of 111% and a risk free rate of 3.79%. About half of the option shares granted, or 1,334,000 were fully vested and exercisable on the date of grant. Another 1,583,333 options vest proportionately on a monthly basis and 250,000 become fully vested at the end of twelve (12) months. The balance of the options, or 1,333,333 options, vest at the end of thirty-six (36) months. All options expire in March 2015.

Also in March 2005, the Board of Directors approved the modification of 6,745,000 non-statutory stock options ranging in exercise price from $0.19 to $1.81 per share to $0.30 per share. These non-statutory options were granted to officers, directors and key employees from 1996 to 2004. The Board of Directors also approved the re-pricing of 400,000 non-statutory stock options, with an exercise price below $0.30 per share and held by non-employee directors, up to $0.30 per share. An additional 700,000 stock options, with exercise prices ranging from $0.30 to $1.66 per share and held by non-employee directors, were not modified. Management believes the consequence of re-pricing these options is that the awards shall be accounted for as variable from the date of the modification to the date the award is exercised, forfeited or expires unexercised. No compensation cost was recognized in the period of modification as the market price was below the modified exercise price.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the consolidated financial condition of our results of operations for the quarters ended March 31, 2005 and 2004.

QUARTERS ENDED MARCH 31, 2005 AND 2004

For the three months ending March 31, 2005, the Company’s net loss was $237,000, or $.01 per share, compared to $80,000 net loss, or $.00 per share, in 2004, showing an increased net loss of $157,000 compared to the same period last year. The increase in net loss for the year comparable was primarily due to higher cost of sales of $220,000 resulting in lower gross margins of $210,000 offset by lower SG&A expenses of $75,000 for the period ended March 2005 compared to this month last year.

Consolidated revenues through March 31, 2005 of $923,000 increased $11,000, or 1%, from the same period last year. The revenue increase is primarily attributed to higher Fiber and Stabilized Rice Bran, (SRB) Regular sales. SRB Regular increased $122,000, and Fiber increased $56,000 offset by decreased revenues from Solubles sales of $174,000, compared to sales through March 31, 2004. This decrease in solubles revenue was partly due to no international Solubles sales in the first three months in 2005 compared to one shipment totaling $239,000 in sales during this period last year.

Gross margins through March 2005 were $465,000, or 50%, compared to $675,000, or 74%, during the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. We expect that gross margins will improve as sales volumes increase.

R&D expenses increased $13,000 for the period ended March 31, 2005 due to increased allocations of SG&A to research compared to this period last year. The R&D expenditures increase was primarily the result of an increase in sales, general, and administration (SG&A) costs attributed to R&D compared to the same quarter in 2004. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

SG&A expenses were $502,000 and $577,000 through period ended March 31, 2005 and 2004 respectively, a decrease of $75,000. The decrease was partly due to decreases in commission expense, lower employee related expenses, and lower insurance expenses compared to period ended March 31, 2004.

Professional fees increased $8,000 due mostly to year to date increases in legal costs of due diligence activity related to our definitive merger agreement with NutraCea. Professional fees include primarily services related to accounting, legal and consulting.

Investor relations fees decreased $4,000 compared to last year by using less services during this period compared to this period last year. Essentially, these fees were related to printing, filing and preparation costs to comply with SEC requirements for the first quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, our source of liquidity was cash and cash equivalents in the amount of $538,000. Our cash and cash equivalents was $1,035,000 at December 31, 2004, a decrease of $497,000 for quarter ended March 31, 2005. Approximately $400,000 of the decrease in cash during the first quarter of 2005 can be attributed to non-recurring activities associated with severance related expenses of two executive officers and increased professional service fees. We believe our cash reserve is adequate to meet future short-term operating requirements.

In January 2005, we entered into separation and mutual release agreements with two executive officers. The agreements provide for the resignations of the Chief Executive Officer and the Vice President of Strategic Global Operations in exchange for mutual releases between the Company and the officers. These agreements provides for the officers to receive severance payments in the aggregate of $250,000. The agreements also provides for terminating all unvested stock options previously granted to the officers pursuant to certain non-statutory stock option agreements dated June 24, 2004 and July 19, 2004. We accepted the resignations of the officers and terminated their employment agreements. We also accepted the resignation of the Chief Executive Officer from the board of directors.

On April 4, 2005, we entered into a Merger Agreement (“Merger Agreement”) with NutraCea and Red Acquisition Corporation, a wholly-owned subsidiary of NutraCea (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into RiceX (“Merger”), and RiceX will become a wholly-owned subsidiary of NutraCea.   At the effective time of the Merger, the holders of shares of our common stock will receive shares of common stock of NutraCea in exchange therefore, and NutraCea will assume certain of the outstanding options and warrants to purchase shares of our common stock. For additional information regarding the Merger, please refer to our Current Report on Form 8-K filed with the SEC on April 4, 2005, and to the entire text of the Merger Agreement, a copy of which is filed with this report.

Simultaneously with the execution of the Merger Agreement, on April 4, 2005, all of our directors and three of our executive officers (collectively, the "RiceX Affiliates") each entered into voting agreements with NutraCea (the “NutraCea Voting Agreements”). Additionally, on April 4, 2005, three of NutraCea’s executive officers each entered into voting agreements with us (the “RiceX Voting Agreements” and, together with the NutraCea Voting Agreements, the “Voting Agreements”). Under the terms of the Voting Agreements, the foregoing executive officers and directors of NutraCea and RiceX agreed to vote their shares in favor of the Merger, the Merger Agreement and the transactions contemplated thereby. Also on April 4, 2005, each of the RiceX Affiliates entered into Affiliate Agreements with NutraCea (the “Affiliate Agreements”). Pursuant to the Affiliate Agreements, the RiceX Affiliates have agreed to certain restrictions on the sale by such RiceX Affiliates of NutraCea Common Stock to be received by such persons in connection with the Merger.  For additional information regarding the Voting Agreements and the Affiliate Agreements, please refer to our Current Report on Form 8-K filed with the SEC on April 4, 2005, and to the forms of Voting Agreements and form of Affiliate Agreement, copies of which are filed with this report.

We are in the process of broadening our presence in the international markets. Building on year 2001 successful proof-of-concept program in Guatemala, we continue to develop and expand international market development activities in Central America. We have two program approaches: year-to-year applications, and multi-year self sustaining programs. The year-to-year applications approach calls for direct sales contracts financed in part through the United States government’s Public Law 416 program. The multi-year self sustaining strategy will require funding from the USDA programs, philanthropic contributions and joint participation by the host country government. We believe that product sales and shipments will continue and expand into Central American countries during 2005 and beyond.

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

We also have initiated a marketing transition in our domestic functional food business.  Our marketing staff actively cultivates substantial new product development projects underway with key strategic allies and customers.  Several of these customers are launching new food and beverage products this year that will include RiceX products.  The customers include nationally recognized baked goods, beverage, nutritional supplement and “ready to eat food” manufacturing companies. These market segments currently represent multimillion dollar potential market opportunities; although we can offer no assurances that we will be able to capture such opportunities.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to us (including the Company’s consolidated subsidiary) that is required to be included in the Company’s periodic Securities and Exchange Commission reports.

During the most recent fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 4, 2005, by and among NutraCea, The RiceX Company and Red Acquisition Corporation.
4.1	Form of Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and certain non-employee Directors dated March 31, 2005.
4.2	Form of Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between the Company and certain employees dated March 31, 2005.
10.22	Form of Voting Agreement between RiceX and certain directors and executive officers of NutraCea dated April 4, 2005 (attached as Exhibit A to Exhibit 2.1 hereto).
10.23	Form of Voting Agreement between NutraCea and certain directors and executive officers of RiceX dated April 4, 2005 (attached as Exhibit B to Exhibit 2.1 hereto).
10.24	Form of Affiliate Agreement between certain affiliates of RiceX and NutraCea dated April 4, 2005 (attached as Exhibit C to Exhibit 2.1 attached hereto).
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE RICEX COMPANY

Date: May 16, 2005	By:	/s/ Todd C. Crow
Todd C. Crow
Senior Vice President, Finance
and Chief Financial Officer