Form 10QSB
period 2005-06-30
RICEX CO
filed 2005-08-15
CIK 1061881

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 0-24285

THE RICEX COMPANY

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0412200 (I.R.S. Employer Identification No.)

1241 Hawk’s Flight Court El Dorado Hills, California (Address of Principal Executive Offices)	95762 (Zip Code)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,713,274 as of August 5, 2005.

Transitional Small Business Disclosure Format (check one): Yes                No     X

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

THE RICEX COMPANY

CONSOLIDATED BALANCE SHEET

June 30, 2005

(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$484,449
Trade accounts receivable, net	404,344
Inventories	523,334
Deposits and other current assets	52,855

Total current assets	1,464,982

PROPERTY AND EQUIPMENT, net	504,421

OTHER ASSETS	10,986

$1,980,389

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$726,442
Unrecognized revenue	1,476
Current portion of long-term debt	6,380

Total current liabilities	734,298

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	11,059

Total liabilities	745,357

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.00l per share, 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 36,713,274 shares issued and outstanding	36,713
Additional paid-in capital	29,570,267
Accumulated deficit	(28,371,948)
Total shareholders’ equity	1,235,032

$1,980,389

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Sales	$872,585	$1,106,953	$1,795,192	$2,018,784
Royalties	13,324	-	13,324	-
Total revenues	885,909	1,106,953	1,808,516	2,018,784

Cost of sales	264,950	416,260	722,094	652,926
Gross profit	620,959	690,693	1,086,422	1,365,858

Research and development expenses	61,599	51,285	123,824	100,738
Selling, general and administrative expenses	1,163,006	497,046	1,664,982	1,073,941
Professional fees	362,144	126,875	498,150	254,935
Investor relations	17,498	39,948	21,492	47,403
Loss from operations	(983,288)	(24,461)	(1,222,026)	(111,159)

Other income (expense):
Interest and other income, net	2,676	14,394	6,178	21,597
Loss before income taxes	(980,612)	(10,067)	(1,215,848)	(89,562)

Provision for income taxes	—	(1,589)	(2,226)	(1,589)

Net loss	$(980,612)	$(11,656)	$(1,218,074)	$(91,151)

Basic loss per share:
Net loss per share	$(0.03)	$(0.00)	$(0.03)	$(0.00)
Weighted average number of shares outstanding	36,713,274	36,758,173	36,713,274	36,758,173

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

Cash flow from operating activities:
Net loss	$(1,218,074)	$(91,151)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	91,714	105,240
Stock based compensation	669,500	—
Deferred revenue, net	(1,483)	(477,838)

Net changes in operating assets and liabilities:
Trade accounts receivable	95,069	198,165
Inventories	(121,780)	44,180
Deposits and other current assets	39,123	(15,453)
Accounts payable and accrued liabilities	(67,174)	(187,032)
Net cash (used in)/provided by operating activities	(513,105)	(423,889)

Cash from investing activities:
(Purchases), sales of property, and equipment, net	(37,359)	(3,755)
Net cash from investing activities	(37,359)	(3,755)
Cash flows used in financing activities:
Retirement of common stock	—	(270,005)
Net cash from financing activities	—	(270,005)

Net decrease in cash and cash equivalents	(550,464)	(697,649)
Cash and cash equivalents, beginning of period	1,034,913	2,219,091
Cash and cash equivalents, end of period	$484,449	$1,521,442

The accompanying notes are an integral part of these consolidated financial statements.

THE RICEX COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The RiceX Company (“RiceX”), formerly Food Extrusion, Inc., was incorporated in California in 1989 and in 1998 was reincorporated in Delaware and changed its name to The RiceX Company. RiceX has a wholly-owned subsidiary, RiceX Nutrients, Inc. (formally Food Extrusion Montana, Inc. and referred to hereinafter as “RiceX Nutrients”). The consolidated financial statements include the accounts of RiceX and RiceX Nutrients (collectively “we,” “us” or “our”), after the elimination of all inter-company balances and transactions.

We are an agribusiness food technology company and have developed a proprietary process to stabilize rice bran. We are headquartered in El Dorado Hills, California and have stabilization equipment located at a rice mill in Northern California. We purchase raw rice bran from this mill and mill employees, under our supervision, operate our equipment to stabilize the rice bran. We pay a processing fee to the mill for this service. Under an agreement with the mill, the mill may use our equipment to stabilize rice bran for its customers in exchange for the payment of a royalty fee to us under certain conditions. As the need arises, we intend to enter into additional relationships with rice processors as part of our overall business strategy.

RiceX Nutrients is engaged in the business of custom manufacturing grain-based products for food ingredient companies at its production facility in Dillon, Montana. The facility has specialized processing equipment and techniques for the treatment of grain products to cook, enzyme treat, convert, isolate, dry and package finished food ingredients. The soluble, dextrinized, and fiber concentrate forms of our rice bran products are produced at the Montana facility.

We are subject to regulations which govern the processing, formulation, packaging, labeling and advertising of our products. However, our principal operations are governed by the Dietary Supplement Health Education Act of 1994, which limits the regulatory authority and jurisdiction of most state and federal agencies, including the U.S. Food and Drug Administration.

On April 4, 2005, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with NutraCea and Red Acquisition Corporation, a wholly-owned subsidiary of NutraCea (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into RiceX (the “Merger”), and RiceX will become a wholly-owned subsidiary of NutraCea. At the effective time of the Merger, the holders of RiceX common stock will receive shares of NutraCea common stock in exchange for their shares of RiceX common stock, and NutraCea will assume certain of the outstanding options and warrants to purchase RiceX common stock. We anticipate that the aggregate number of shares of NutraCea common stock that will be issued to the holders of RiceX common stock upon the Merger will be between approximately 28,000,000 and 36,000,000 shares. In addition, after the Merger, we anticipate that the RiceX security holders will hold between approximately 42% and 48% of the outstanding NutraCea capital stock on a fully diluted basis, which includes shares underlying NutraCea and RiceX options and warrants. The number of shares of NutraCea common stock issuable to RiceX security holders is subject to adjustment for certain events, including the market price of NutraCea’s common stock, and the number of outstanding RiceX options and warrants on the effective date of the Merger. For additional information regarding the Merger, please refer to the entire text of the Merger Agreement, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on April 4, 2005.

Simultaneous with the execution of the Merger Agreement, on April 4, 2005, all of our directors and three of our executive officers (collectively, the “RiceX Affiliates”) each entered into voting agreements with NutraCea (the “NutraCea Voting Agreements”). Additionally, on April 4, 2005, three of NutraCea’s executive officers each entered into voting agreements with us (the “RiceX Voting Agreements” and, together with the NutraCea Voting Agreements, the “Voting Agreements”). Under the terms of the Voting Agreements, the executive officers and directors of NutraCea and RiceX agreed to vote their shares in favor of the Merger, the Merger Agreement and the transactions contemplated thereby. Also on April 4, 2005, each of the RiceX Affiliates entered into Affiliate Agreements with NutraCea (the “Affiliate Agreements”), pursuant to which the RiceX Affiliates have agreed to certain restrictions on the sale of the shares of NutraCea common stock to be received by them in connection with the Merger. For additional information regarding the Voting Agreements and the Affiliate Agreements, please refer to the form of Voting Agreement and form of Affiliate Agreement, copies of which are attached as exhibits to our Current Report on Form 8-K filed with the SEC on April 4, 2005.

In addition to the above agreements, it is anticipated that Ike E. Lynch, our Chief Executive Officer, Todd C. Crow, our Chief Financial Officer, and Daniel L. McPeak, Jr., our Vice President, Sales, will amend their employment agreements for assumption by NutraCea. Although it is anticipated that Messrs. Lynch, Crow, and McPeak will enter into these amended employment agreements, Daniel L. McPeak, Jr. has raised certain concerns regarding his affiliation with NutraCea post-merger and has not agreed to sign any documentation other than his Voting Agreement. In the event Mr. McPeak does not agree to amend his employment agreement, NutraCea has indicated to us that it is willing to waive this condition of the Merger Agreement.

In December 2005, the Financial Accounting Standards Board (“FASB”) issued Statement Number 123 (revised 2005) (FAS No. 123(R)), “Share Based Payments.” FAS No. 123(R) requires us to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that effectively defers the compliance date of FAS No. 123(R) to January 1, 2006. Our management has not completed its evaluation of the effect that FAS No. 123(R) will have on us, but believes that the effect will be consistent with our previous pro-forma disclosure. For additional information regarding the effects of FAS No. 123(R), please see Section 7 of these Notes to Unaudited Consolidated Financial Statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 151, Inventory Costs ("SFAS 151"). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of 2006. We are currently evaluating the effect of SFAS 151 on our financial statements and related disclosures.

There have been no changes in our significant accounting policies as set forth in our audited financial statements for the year ended December 31, 2004 which were included in our Form 10-KSB for such year. These unaudited financial statements for the three months and six months ended June 30, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year.

2.	INVENTORY

At June 30, 2005, inventories are composed of $382,675 of finished goods and $140,659 of packaging supplies.

3.	PROPERTY AND EQUIPMENT

At June 30, 2005, property and equipment consists of the following:

Land and buildings	$380,154
Equipment	4,657,085
Leasehold improvements	381,642
Furniture and fixtures	228,071
5,646,952
Less accumulated depreciation and amortization	(5,142,531)

$504,421

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2005, accounts payable and accrued liabilities consist of the following:

Trade accounts payable	$413,822
Accrued liabilities	312,620
$726,442

5.	NET INCOME (LOSS) PER SHARE

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

For the six months ended June 30, 2005, one customer accounted for 12% of sales. At June 30, 2005, accounts receivable due from this one customers was 20% of the total aged outstanding accounts receivable.

7.	OTHER INFORMATION

Stock Options . At June 30, 2005, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Options are granted under our employee compensation plan at an exercise price equal to the market value of the underlying common stock on the respective dates of grant, however 6,695,000 options were modified in March 2005 making them subject to variable accounting treatment. The following table illustrates the effect on net loss and earnings (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net loss, as reported	$(980,612)	$(11,656)	$(1,218,074)	$(91,151)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	18,500	48,300	161,500	48,300
Pro forma net income (loss)	$(999,112)	$(59,956)	$(1,379,574)	$(139,451)
Earnings (loss) per share:
Basic and diluted net income (loss) per share – as reported	$(.03)	$(.00)	$(.03)	$(.00)
Basic and diluted net income (loss) per share – pro forma	$(.03)	$(.00)	$(.04)	$(.00)
Weighted average fair value of options granted to employees during the period	$.11	$.19	$.11	$.19

In March 2005, our board of directors granted non-statutory stock options to our officers, directors and key employees to acquire an aggregate of 2,917,333 shares of common stock at an exercise price of $0.30 per share. The estimated fair value of $0.11 per share, determined by using the Black-Scholes option pricing model assuming a life of 3 years, volatility of 111% and a risk free rate of 3.79%. Approximately half of the options granted, or 1,334,000 options, were fully vested and exercisable on the date of grant. Another 1,333,333 options vest proportionately on a monthly basis over thirty-six (36) months and 250,000 become fully vested at the end of twelve (12) months. All options expire in June 2015.

Also in March 2005, our board of directors approved the modification of 6,695,000 non-statutory stock options ranging in exercise price from $0.19 to $1.81 per share by changing the exercise prices to $0.30 per share. These non-statutory options were granted to officers, directors and key employees from 1996 to 2005. Our board of directors also approved the re-pricing of 400,000 non-statutory stock options held by non-employee directors to change the exercise prices thereof, which were below $0.30 per share, to $0.30 per share. An additional 700,000 stock options held by non-employee directors, with exercise prices ranging from $0.30 to $1.66 per share, were not modified. According to the pending merger transaction with NutraCea, the underlying option shares may not be sold or otherwise transferred without prior written consent of NutraCea until after the third anniversary of the closing of the pending merger. Our management believes the consequence of re-pricing these options is that the awards will be subject to variable accounting treatment from the date of the modification to the date the award is exercised, forfeited or expires unexercised. In a non-cash transaction relating to the variable accounting treatment of modified options, compensation expense was recognized in the quarter ended June 30, 2005 in the amount of $670,000, as the market price of $0.40 per share was above the modified exercise price of $0.30 per share.

Revenue Recognition. We derive our revenue primarily from product sales. Product is shipped when an approved purchase order is received. Products shipped by us are generally sold FOB Origin, with the customer taking title to the product once it leaves our warehouse via common carrier. At this point, the price to the customer is fixed and determinable, and collectibility is reasonably assured. On occasion, we enter negotiated sales agreements to provide products to governments in underdeveloped countries. In these situations, each contract is individually evaluated to determine appropriate revenue recognition. Each delivery is generally considered to be a separate unit of accounting for the purposes of revenue recognition and, in all instances, persuasive evidence of an arrangement, delivery, pricing and collectibility must be determined or accomplished, as applicable, before revenue is recognized. In the case of partial shipments, the specific amounts of revenue recognized upon each partial shipment of the products is determined by allocating a portion of the aggregate purchase price to each such shipment, based upon the proportion that the amount of products contained in each such shipment bears to the total amount of products delivered under the memorandum of understanding. In addition, if the contract includes customer acceptance provisions, no revenue is recognized until customer acceptance occurs. We are not obligated, under the terms of our contracts, to refund payments for which shipments have been made and, if applicable, accepted, even under circumstances in which we would be unable to fulfill the remaining balance of product ordered under the contract.

Regarding sales from underdeveloped countries in which third party funding is involved, all such revenue derived under these arrangements are historically prepaid prior to any shipments of our product. Revenue is accounted for at the point of shipment FOB Origin, unless accompanied by a memorandum of understanding detailing the requirement of customer acceptance in order to transfer title, in which case revenue is recognized at the time of such acceptance.

Our royalty fees are generally recognized when it is probable that an economic benefit will flow to us, the amount of the benefit can be reliably measured and collectibility is reasonably assured.

Income Taxes. Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of June 30, 2005.  Management has, therefore, established a full valuation allowance against its net deferred tax assets as of June 30, 2005.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following is a discussion of our results of operations for the three months and six months ended June 30, 2005 and 2004.

QUARTERS ENDED JUNE 30, 2005 AND 2004

For the three months ended June 30, 2005, our net loss was $981,000, or $0.03 per share, compared to a $12,000 net loss, or $0.00 per share, in 2004. We experienced an increased net loss of $969,000 compared to the same period last year. The increase in net loss for the quarter was partially due to a reduction in total revenues of $221,000, partially offset by a decrease in cost of sales of $151,000. Higher operating expenses of $879,000, primarily attributable to a non-cash charge to compensation expense of $670,000, which was triggered by variable accounting treatment for modified stock options, resulted in an increase in net loss for the quarter ended June 30, 2005.

Consolidated revenues of $886,000 for the quarter ended June 30, 2005 decreased $221,000, or 20%, from the same period last year. The revenue reduction is primarily attributable to a lack of sales to Central America during this period compared to $239,000 of such sales for the same period last year.

Gross margins for the quarter ended June 30, 2005 were $621,000, or 70%, compared to $691,000, or 62%, during the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by which products are sold during the given period and by the utilization of production capacity.

Research and development (“R&D”) expenses increased $10,000 for the quarter ended June 30, 2005 due to increased allocations of sales, general and administration (SG&A) expenses to research compared to this period last year. We expect to continue R&D expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

SG&A expenses were $1,163,000 and $497,000 through the quarters ended June 30, 2005 and 2004, respectively, an increase of $666,000. The increase was primarily due to a non-

cash charge to compensation expense in the amount of $670,000 attributable to the variable accounting treatment for modified stock options.

Professional fees increased $235,000 due mostly to an increase in legal costs and due diligence costs related to our merger activities with NutraCea. For additional information regarding our merger activities, please see Section 1 of the Notes to Unaudited Consolidated Financial Statements. Professional fees include services related to accounting, legal and consulting costs.

Investor relations fees decreased $22,000 for the quarter ended June 30, 2005 compared to last year. Investor relation fees decreased as a result of reduced activities. This period in 2005, investor relations fees were related to printing, filing and preparation costs to comply with SEC requirements for quarter ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

For the six months ended June 30, 2005, we experienced a net loss of $1,218,000, or $0.03 per share, compared to a net loss of $91,000, or $0.00 per share, for the six months ended June 30, 2004, a net loss of $1,127,000. The net loss is primarily attributable to decreased revenues of $210,000, an increase in cost of sales of $69,000, which included low utilization of production capacity, and higher expenses of $831,000, due mostly to a non-cash charge of $670,000 to compensation expense for the variable accounting treatment of our re-priced stock options.

Consolidated revenues for the six months ended June 30, 2005 were $1,809,000, a decrease of $210,000, or 10%, on a comparative basis to the six months ended June 30, 2004. The overall decrease in revenue compared to the same time period last year is primarily attributable to a $478,000 reduction in sales to Central America compared to this period last year. Partially offsetting the reduction in sales to Central America was an increase in all other sales of $268,000 for the six month period ended June 30, 2005.

Gross margins for the six months ended June 30, 2005 were $1,086,000, or 60%, compared to $1,366,000 or 68%, during the same period last year. The decrease in gross margin dollars of $279,000 is primarily attributable to the decrease in revenues of $210,000 and an increase in cost of sales of $69,000 as compared to the same period last year. The decrease in the gross margin percent was primarily due to low production volume at our Montana plant, which created unabsorbed costs of $31,000 for the six month period ended June 30, 2005. Gross margins on our products vary widely and the gross margins are impacted from period to period depending on which products are sold during the given period and by the utilization of production capacity. We expect gross margins to improve as sales volume increases.

R&D expenses increased $23,000 for the six months ended June 30, 2005 compared to the same period last year. R&D expenditures increased from $101,000 for the six months ended June 30, 2004 to $124,000 for the six months ended June 30, 2005. The change in R&D expenses is primarily due to an increase in SG&A costs allocated to R&D. We expect to continue R&D expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

SG&A expenses were $1,665,000 for the six months ended June 30, 2005 compared to $1,074,000 for the six months ended June 30, 2004, an increase of $591,000. The increase was due primarily to a non-cash charge to compensation expense of $670,000 relating to the variable accounting treatment of re-pricing our stock options.

Professional fees increased $243,000 to $498,000 for the six months ended June 30, 2005 compared to $255,000 for the prior year’s period. The increase is primarily due to increased legal and due diligence costs related to our merger activities with NutraCea. For additional information regarding our merger activities, please see Section 1 of the Notes to Unaudited Consolidated Financial Statements.

Investor relations fees decreased from $47,000 for the six months ended June 30, 2004 to $21,000 for the six months ended June 30, 2005. Investor relation fees decreased as a result of reduced activities. For the six month period ended June 30, 2005, costs include printing, filing, and preparation costs to comply with SEC requirements for the annual report, annual meeting, and proxy statements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, our source of liquidity was cash and cash equivalents in the amount of $484,000. Our cash and cash equivalents were $1,035,000 at December 31, 2004, a decrease of $551,000 for the six months ended June 30, 2005. Approximately $674,000 of the decrease in cash and cash equivalents during the first six months of 2005 is attributable to non-recurring expenses associated with severance payments for two executive officers and increased professional and legal fees as a result of our merger activities with NutraCea. Adjusting our six months ended June 30, 2005 cash flow calculation for these non-recurring items, we would have experienced a $124,000 net increase in cash and cash equivalents rather than the $550,000 net decrease reported. We believe our cash reserve is adequate to meet future short-term operating requirements.

In January 2005, we entered into separation and mutual release agreements with two executive officers. The agreements provide for the resignations of our former Chief Executive Officer and Vice President of Strategic Global Operations in exchange for mutual releases between us and the officers. These agreements provide for the officers to receive severance payments totaling $250,000. The agreements also provide for termination of all unvested stock options previously granted to the officers pursuant to certain non-statutory stock option agreements dated June 24, 2005 and July 19, 2005. We accepted the resignations of the officers and terminated their employment agreements. We also accepted the resignation of the Chief Executive Officer from the board of directors. Severance and related costs were approximately $313,000.

THE PROPOSED MERGER WITH NUTRACEA

On April 4, 2005, we entered into the Merger Agreement with NutraCea and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into RiceX, and RiceX will become a wholly-owned subsidiary of NutraCea. At the effective time of the Merger, the holders of RiceX common stock will receive shares of NutraCea common stock in exchange for their shares of RiceX common stock, and NutraCea will assume certain of the outstanding options and warrants to purchase RiceX common stock. We anticipate that the aggregate number of shares of NutraCea common stock that will be issued to the holders of RiceX common stock upon the Merger will be between approximately 28,000,000 and 36,000,000 shares. In addition, after the Merger, we anticipate that the RiceX security holders will hold between approximately 42% and 48% of the outstanding NutraCea capital stock on a fully diluted basis, which includes shares underlying NutraCea and RiceX options and warrants. The number of shares of NutraCea common stock issuable to RiceX security holders is subject to adjustment for certain events, including the market price of NutraCea’s common stock, and the number of outstanding RiceX options and warrants on the effective date of the Merger. For additional information regarding the Merger, please refer to the entire text of the Merger Agreement, a copy of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on April 4, 2005.

Simultaneous with the execution of the Merger Agreement, on April 4, 2005, the RiceX Affiliates each entered into the NutraCea Voting Agreements. Additionally, on April 4, 2005, three of NutraCea’s executive officers each entered into the RiceX Voting Agreements. Under the terms of the Voting Agreements, the executive officers and directors of NutraCea and RiceX agreed to vote their shares in favor of the Merger, the Merger Agreement and the transactions contemplated thereby. Also on April 4, 2005, each of the RiceX Affiliates entered into Affiliate Agreements, pursuant to which the RiceX Affiliates have agreed to certain restrictions on the sale of the shares of NutraCea common stock to be received by them in connection with the Merger. For additional information regarding the Voting Agreements and the Affiliate Agreements, please refer to the form of Voting Agreement and form of Affiliate Agreement, copies of which are attached as exhibits to our Current Report on Form 8-K filed with the SEC on April 4, 2005.

In addition to the above agreements, it is anticipated that Ike E. Lynch, our Chief Executive Officer, Todd C. Crow, our Chief Financial Officer, and Daniel L. McPeak, Jr., our Vice President, Sales, will amend their employment agreements for assumption by NutraCea. Although it is anticipated that Messrs. Lynch, Crow, and McPeak will enter into these amended employment agreements, Daniel L. McPeak, Jr. has raised certain concerns regarding his affiliation with NutraCea post-merger and has not agreed to sign any documentation other than his Voting Agreement. In the event Mr. McPeak does not agree to amend his employment agreement, NutraCea has indicated to us that it is willing to waive this condition of the Merger Agreement.

During the six months ended June 30, 2005, we had sales totaling $124,000 to NutraCea. At June 30, 2005 we had accounts receivableFrom NutraCea of $16,000.

OTHER

We continue to develop and expand our proof-of-concept programs internationally building on our success in Guatemala, including our work with major rescue and relief agencies, congressional supporters and government offices of the U.S. Department of Agriculture and the United States Agency for International Development, to bring multi-year programs to provide nutritional drinks to Central American children from a RiceX facility located in that region. We have received a one-year extension for a commitment from the Overseas Private Investment Corporation to provide a $6 million loan for the build-out of a rice bran stabilization facility in Central America to produce RiceX’s products, which have been successfully demonstrated in studies to nourish children and women of child-bearing age in the most rural, poverty-stricken areas of Guatemala and El Salvador. While we were unable to make any sales in this region for the period ended June 30, 2005, we continue to develop new product projects with key strategic allies and customers in our domestic functional food business. We also continue to initiate strategic alliance discussions to identify and formulate potential joint venture opportunities with domestic equine feed manufacturers and distributors. For a detailed description of these strategic developments, discussions and plans, please see “Liquidity and Capital Resources” in our Annual Report on Form 10-KSB for year ended December 31, 2004.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) that is required to be included in our periodic SEC reports.

During the quarter ended June 30, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION
Item 1.	Legal Proceedings.

From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, no such lawsuits, either individually or in the aggregate, are expected to have a material effect on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 4, 2005 by and among NutraCea, The RiceX Company and Red Acquisition Corporation.(1)
2.2	Form of Voting Agreement between NutraCea and certain directors and executive officers of RiceX dated April 4, 2005 (attached as Exhibit B to Exhibit 2.1).(1)
2.3	Voting Agreement between RiceX and certain directors and executive officers of NutraCea dated April 4, 2005 (attached as Exhibit A to Exhibit 2.1).(1)
2.4	Form of Affiliate Agreement between certain affiliates of RiceX and NutraCea dated April 4, 2005 (attached as Exhibit C to Exhibit 2.1).(1)
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE RICEX COMPANY

Date: August 15, 2005	By:	/s/ Todd C. Crow
Todd C. Crow
Chief Financial Officer